Form 10-Q
period 1995-06-30
GEOWASTE INC
filed 1995-08-11
CIK 102499

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            ------------------------

                                  FORM 10-Q
  (MARK ONE)
         [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


     FOR THE TRANSITION PERIOD                      TO
                               --------------------    --------------------

                         COMMISSION FILE NUMBER 0-9278

                           --------------------------

                             GEOWASTE INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                           ---------------------------

STATE OF INCORPORATION:  DELAWARE             I.R.S. EMPLOYER ID. NO. 36-2751684


                         SUITE 208, 24 CATHEDRAL PLACE
                            ST. AUGUSTINE, FL  32084
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (904) 824-0201
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [x]   No  [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $0.10 Par Value, 18,662,605 shares outstanding as of August 7, 1995.

                               TABLE OF CONTENTS

                                                                                                                        Page
                                                                                                                        ----
                                             PART I:  FINANCIAL INFORMATION
ITEM I:  FINANCIAL STATEMENTS (Unaudited)

Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5-6


ITEM 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7-9


                                               PART II:  OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

ITEM 2:  CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

ITEM 5:  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

                     GEOWASTE INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                        June 30,
                                                          1995             December 31,
         Assets                                       (unaudited)              1994
                                                     ------------         -------------
Current assets:
  Cash and cash equivalents                          $ 2,185,838          $ 1,633,398
  Accounts receivable, net                               936,060            1,013,228
  Prepaid expenses                                       135,613              119,894
  Deferred tax asset                                      79,757              525,000
                                                     -----------          -----------
  Total current assets                                 3,337,268            3,291,520
                                                     -----------          -----------

Property and equipment:
  Land, primarily disposal site                       11,269,642           10,663,213
  Building and improvements                              150,793              149,372
  Vehicles and equipment                               2,978,310            2,551,785
                                                     -----------          -----------
                                                      14,398,745           13,364,370
  Less: accumulated depreciation                      (5,136,399)          (3,914,197)
                                                     -----------          -----------
  Net property and equipment                           9,262,346            9,450,173
                                                     -----------          -----------
Other assets:
  Cost in excess of net assets of
    acquired businesses, net of
    amortization                                       1,123,315            1,138,881
  Funds held in escrow                                   612,010              588,971
  Other                                                   53,246               58,412
                                                     -----------          -----------
  Total other assets                                   1,788,571            1,786,264
                                                     -----------          -----------
      Total assets                                   $14,388,185          $14,527,957
                                                     ===========          ===========


                                                       June 30,
                                                         1995               December 31,
     Liabilities and stockholders' equity             (unaudited)              1994
                                                     ------------         --------------
Current liabilities:
  Current maturities of long-term obligations        $   165,450          $   167,971
  Accounts payable                                       120,665              849,104
  Accrued payroll                                        120,870               80,700
  Accrued fees                                           108,113              154,459
  Acrrued taxes                                           49,728               90,000
  Accrued other                                           38,201               49,772
  Deferred revenue                                       329,473              564,212
                                                     -----------          -----------
Total current liabilities                                932,500            1,956,218
  Long-term obligations, less current
  maturities                                           5,497,058            5,539,195
  Closure obligations                                  1,218,178              891,175
  Deferred tax liability                                 229,000              229,000
  Minority interest                                       62,611               63,547
                                                     -----------          -----------
   Total liabilities                                   7,939,347            8,679,135
                                                     -----------          -----------
  Stockholders' equity:
   Preferred stock, authorized 5,000,000
    shares, $.01 par value;  none issued
    or outstanding
   Common stock, authorized 50,000,000 shares,
    $.10 par value; issued and outstanding
    18,662,605 shares in 1995 and 1994                 1,866,260            1,866,260
   Additional paid-in capital                          6,191,110            6,191,110
   Change in unrealized value                              8,969               (8,179)
   Accumulated deficit                                (1,617,501)          (2,200,369)
                                                     -----------          -----------
   Total stockholders' equity                          6,448,838            5,848,822
                                                     -----------          -----------
  Total liabilities & stockholders' equity           $14,388,185          $14,527,957
                                                     ===========          ===========





   The accompanying notes are an integral part of the consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                              Three Months Ended                    Six Months Ended
                                                    June 30,                            June 30,
                                       -------------------------------      -------------------------------
                                           1995                1994             1995                1994
                                       -----------         -----------      -----------         -----------
Net revenues                           $ 2,334,093         $ 1,711,459      $ 4,669,017         $ 2,989,281

Cost and expenses:
    Operating                            1,379,049             989,493        2,716,488           1,723,191
    Selling, general & administrative      372,705             380,789          725,763             762,938
                                       -----------         -----------      -----------         -----------
Income (loss) from operations              582,339             341,177        1,226,766             503,152

Other income (expense):
    Other income, primarily interest        68,764              16,087           84,344              26,014
    Interest expense                       (92,047)            (93,880)        (184,199)           (183,069)
                                       -----------         -----------      -----------         -----------
Income (loss) from operations
  before income taxes                      559,056             263,384        1,126,911             346,097

Income tax provision                       277,386              34,313          544,043              52,575
                                       -----------         -----------      -----------         -----------
Net income (loss)                      $   281,670         $   229,071      $   582,868         $   293,522
                                       ===========         ===========      ===========         ===========
Earnings (loss) per common
 and common equivalent share           $      0.01         $      0.01      $      0.03         $      0.02
                                       ===========         ===========      ===========         ===========
Weighted average common and
 common equivalent shares               19,115,801          18,778,799       19,004,310          18,778,799
                                       ===========         ===========      ===========         ===========






   The accompanying notes are an integral part of the consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 Six Months Ended
                                                            ---------------------------
                                                             June 30,         June 30,
                                                               1995             1994
                                                            ----------       ----------
Cash Flows from operating activities:
  Net income                                                $  582,868       $  293,522

Adjustments to reconcile net income to net cash
 provided
 by operating activities:
     Depreciation and amortization                           1,274,883          819,250
     Non cash interest expense                                  80,823          150,185
     Non cash closure costs                                    327,003          203,821
     Gain on sale of equipment                                  (2,709)          (2,246)
     Deferred taxes                                            445,243              -
Changes in assets and liabilities:
     Accounts receivable                                       309,894          (55,392)
     Prepaid expenses                                          (15,719)        (128,308)
     Accounts payable & accrued liabilities                   (220,622)         (50,557)
     Deferred revenue                                         (467,464)         248,081
                                                            ----------       ----------
Net cash provided by operating activities                    2,314,200        1,478,356
                                                            ----------       ----------
Cash flows from investing activities:
     Additions to property and equipment                    (1,643,656)      (1,173,750)
     Proceeds from the sale of equipment                        12,420           90,484
     Funds held in escrow and other                             (5,043)           2,094
                                                            ----------       ----------
Net cash used in investing activities                       (1,636,279)      (1,081,172)
                                                            ----------       ----------
Cash flows from financing activities:
     Proceeds from issuances of debt, net of conversions       104,118          140,010
     Payment of debt and capital lease obligations            (229,599)        (177,833)
                                                            ----------       ----------
Net cash used in financing activities                         (125,481)         (37,823)
                                                            ----------       ----------
Increase in cash and cash equivalents                          552,440          359,361
     Cash and cash equivalents, beginning of period          1,633,398        1,209,259
                                                            ----------       ----------
     Cash and cash equivalents, end of period               $2,185,838       $1,568,620
                                                            ==========       ==========


   The accompanying notes are an integral part of the consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1)       BASIS OF PRESENTATION

         In the opinion of management, the unaudited consolidated financial statements for the interim periods ended June 30, 1995 and June 30, 1994 reflect all adjustments, including normally recurring accruals, necessary to present fairly the financial condition and results of operations of the Company for and as of the periods and dates indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules of the Securities and Exchange Commission. Operating reports for interim periods are not necessarily indicative of the results that can be effected for a full year. These statements should be read in conjunction with the Company's Annual Report for 1994 on Form 10-K dated March 30, 1995.


2)       SIGNIFICANT ACCOUNTING POLICIES

         Earnings Per Common Share

         Earnings per common and common equivalent share is computed using the weighted average number of common and common equivalent shares (stock options, warrants and conversion of subordinated notes) outstanding during each period.


         Consolidated Statements of Cash Flows

         For purposes of reporting cash flows, the Company considers all certificates of deposit and time deposits with original maturities of three months or less to be cash equivalents.

         The Company paid approximately $140,000 and $3,000 for income taxes and $101,000 and $22,000 for interest during the six months ended June 30, 1995 and June 30, 1994, respectively.

         Income Taxes

         The income tax provision of $544,000 for the period ended June 30, 1995 consisted of $445,200 representing the decrease in the deferred tax asset for the recognition of net operating loss carryforwards and $98,800 for state income taxes. The income tax provision of $52,600 for the period ended June 30, 1994 is for estimated state income taxes. The federal income tax liability for June 30, 1994 of approximately $189,000 was offset by the Company's net operating loss carryforward.

         The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to income before taxes is attributable to the following:

                                                             AMOUNT                 PERCENTAGE
                                                             ------                 ----------
Tax computed using Federal Statutory rate                   $394,000                    34%
Closure reserves                                             111,000                    10%
State income taxes net of Federal income benefit              39,000                     4%
                                                            --------                ----------
                                                            $544,000                    48%
                                                            ========                ==========

3)       ISSUANCE OF DEBT

         On March 5, 1992, the Company completed a private placement of $3 million in Convertible Subordinated Debentures due March 31, 1997 (the "Debentures"). The Debentures have a term of five years and bear interest at the rate of 8.5% per annum, payable quarterly. Interest is payable in either cash or additional Debentures at the Company's option. The Company has utilized this feature for each quarter since the issuance of the Debentures, up to and including the quarter ended March 31, 1995. For the current quarter ending June 30, 1995 the Company chose to pay interest of $82,500 rather than obtaining additional Debentures. The Debentures are convertible into the Company's common stock at a conversion rate of $1.40 per share. Pursuant to the terms of the Debentures, the Company is obligated to subordinate certain subsequent issuances of debt to the rights of the holders of the Debentures. The Debentures subject the Company to certain covenants, certain prepayment and conversion obligations and certain restrictions with respect to the declaration and payment of dividends.

ITEM 2             GEOWASTE INCORPORATED AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Net sales for the quarter ended June 30, 1995 consisted of collection revenues of $712,000, disposal revenues of $1,415,000 and transfer revenues of $207,000. Collection revenues increased 17% and disposal revenues increased 28% over second quarter 1994 results. There were no related transfer revenues for the second quarter of 1994. Transfer operations commenced in the fourth quarter of 1994. Net sales for the six months ended June 30, 1995 consisted of collection revenues of $1,407,000, disposal revenues of $2,848,000 and transfer revenues of $414,000. Collection revenues increased 21% and disposal revenues increased 56% over 1994 results. The increase in collection revenues is primarily attributed to higher levels of commercial and municipal services. Higher disposal revenues principally reflect the increased volumes at the Pecan Row Landfill and excludes all intercompany activity.

         Operating expenses related to the collection, disposal and transfer activities for the quarter ended June 30, 1995, consisted of collection expenses of $300,000, disposal expenses of $999,000 and transfer expenses of $80,000. Costs and expenses for collection operations increased 17% over the second quarter of 1994. Disposal operating costs increased 36% over the second quarter of 1994. The increase in collection costs is principally related to higher operating levels in 1995. The increase in disposal costs resulted from the costs associated with increased disposal volumes.

         Selling, general and administrative expenses for collection and disposal activities in the second quarter ended June 30, 1995, were $76,000 and $83,000, respectively, as compared to $71,000 and $61,000 for the second quarter of 1994. Transfer administration expenses for the second quarter of 1995 were $2,000 with no comparable expenses in 1994. Corporate overhead for the most recent three months was $212,000 as compared to $249,000 in the second quarter of 1994. The reduction in corporate overhead resulted primarily from a reimbursement from the Georgia Environmental Protection Division for legal expenses incurred by the Company. These expenses were for litigation which overturned the State of Georgia's restrictions on the acceptance of solid waste generated from outside Georgia and disposed at the Company's Pecan Row Landfill.

         Net income for the quarter ended June 30, 1995 was $282,000 and for the six months ended June 30, 1995 was $583,000. Higher operating levels and decreased corporate charges during this second quarter of 1995 resulted in a $53,000 and $289,000 improvement for the quarter and six month period respectively, over comparable 1994 results.

             SELECTED FINANCIAL DATA OF THE REGISTRANT'S OPERATIONS

The table below sets forth certain financial data of the Company's collection, transfer and disposal operations in Georgia and Florida. These operating results do not include the corporate overhead expenses of the parent, which are associated with the operation of the Company as a public entity and the pursuit of the Company's business strategy of acquiring additional disposal and collection operations. The Company believes that the operating information set forth below is an accurate representation of the operating results of the Georgia and Florida operations on a stand-alone basis.

                                                THREE MONTHS              THREE MONTHS
                                                    ENDED                    ENDED
                                                JUNE 30, 1995            JUNE 30, 1994
                                                -------------            -------------
Revenues:
  Disposal                                        $1,414,853             $1,104,009
  Collection                                         712,165                607,450
  Transfer                                           207,075                  --
                                                  ----------             ----------
  Total                                            2,334,093              1,711,459
Operating Expenses (1)                               590,629                394,340
                                                  ----------             ----------
Gross Margin                                       1,743,464              1,317,119
Selling, General and Administrative (2)             $161,088                124,132
                                                  ----------             ----------
Operating Cash Flow                               $1,582,376             $1,192,987
                                                  ==========             ==========


- ----------------------------
1. Excludes depreciation and non-cash closure costs of $788,420 and $595,153 for period ending June 30, 1995 and 1994, respectively.
2. Excludes amortization expense of $7,782. No corporate overhead has been allocated, $203,835 and $248,875 for the period ending June 30, 1995 and 1994, respectively.
3. Capital expenditures were $240,690 and $530,348 for the period ending June 30, 1995 and 1994, respectively which resulted in free cash flow of $1,341,686 and $662,639 in the related quarters.

Liquidity and Capital Resources

         The Company is in a service industry and has neither significant inventory nor seasonal variations in receivables. At June 30, 1995, the Company had positive working capital of $2,404,768 as compared with $1,335,302 at December 31, 1994. The increase in working capital resulted primarily from the increased revenues and improved operating efficiencies of the Company's operating entities.
         The Company's improved operating performance is expected to be sufficient to support corporate overhead and other expenses. Management believes that current working capital and internally generated funds will be sufficient to meet the Company's working capital requirements for the foreseeable future.

Ongoing Capital Requirements and Expansion

         Historically, the Company has relied primarily on the private placement of debt and equity securities in order to provide it with the cash required for capital expenditures, acquisitions, and to partially fund operating activities. Set forth below is a discussion of the Company's primary ongoing cash requirements and the means by which it expects to meet these requirements in the future.


Operating Activities

         The Company anticipates that the cash generated from operating activities will be sufficient to provide the cash required for these activities.

Capital Expenditures

         The Company expects to make capital expenditures on an ongoing basis for improvements to, and expansion of, its landfill and for equipment purchases. The Company estimates that the capital expenditures required for its existing operations will amount to $1,900,000 in 1995. The Company expects that it will fund such estimated capital expenditures from existing cash, cash generated from operations and equipment lease financing.
         The development and permitting of new disposal facilities requires significant capital expenditures over an extended period. Any growth of the Company through the permitting of new disposal facilities or the lateral expansion of its existing disposal facility would require substantial capital expenditures.

Acquisitions

         The Company's business strategy includes the acquisition of, or combination with, solid waste management companies on financially attractive terms. The Company competes with other solid waste disposal and collection companies, some of which have significantly greater resources than the Company, with respect to potential acquisitions and business combinations. Therefore, there can be no assurance that the Company will be able to consummate acquisitions or combinations on terms acceptable to the Company.

                          PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings:
                 Not applicable.

Item 2.  Changes in Securities:
                 Not applicable.

Item 3.  Defaults upon Senior Securities:
                 Not applicable.

Item 4.  Submission of matters to a Vote of Security Holders:
                 Not applicable.

Item 5.  Other Information:
                 Not applicable

Item 6.  Exhibits and Reports on Form 8-K:

         (a)      Exhibits:

                  Computation of Net Earnings and Net Loss Per Share:

                     Three month period ended June 30, 1995 - Exhibit 11.1 Six month period ended June 30, 1995 - Exhibit 11.2 Financial Data Schedule (for SEC use only) - Exhibit 27

         (b)      Reports on Form 8-K:

                  None

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GEOWASTE INCORPORATED
                                     ---------------------
                                         (Registrant)




                                     /s/ Raymond F. Chase
                                     ------------------------------------------
                                     Raymond F. Chase
                                     Vice President and Chief Financial Officer




August 12, 1995

                                 Exhibit Index




Exhibit


11.1     Computation of Net Earnings Per Share
         for the three month period ended June 30, 1995

11.2     Computation of Net Earnings Per Share
         for the six month period ended June 30, 1995

27       Financial Data Schedule (for SEC purposes only)
