Form 10-Q
period 1995-09-30
GEOWASTE INC
filed 1995-11-13
CIK 102499

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            ________________________

                                   FORM 10-Q
      (MARK ONE)
         [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1995

                                       or

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


     For the transition period ____________________ to ____________________

                         COMMISSION FILE NUMBER 0-9278

                           __________________________

                             GEOWASTE INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          ___________________________

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

         Common Stock, $0.10 Par Value, 18,662,605 shares outstanding as of November 10, 1995.




================================================================================

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


                                               PART II:  OTHER INFORMATION


ITEM 1:          LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

ITEM 2:          CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

ITEM 3:          DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

ITEM 4:          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . . . . . .  10

ITEM 5:          OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

ITEM 6:          EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                     GEOWASTE INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                September 30,
         Assets                                     1995          December 31,
                                                 (unaudited)         1994
                                                -------------    -------------
Current assets:
  Cash and cash equivalents                     $ 3,636,810      $ 1,633,398
  Accounts receivable, net                          984,231        1,013,228
  Prepaid expenses                                  183,760          119,894
  Deferred tax asset                                 83,000          525,000
                                                -----------      -----------
  Total current assets                            4,887,801        3,291,520
                                                -----------      -----------

Property and equipment:
  Land, primarily disposal site                  11,295,377       10,663,213
  Building and improvements                         150,793          149,372
  Vehicles and equipment                          3,145,380        2,551,785
                                                -----------      -----------

                                                 14,591,550       13,364,370
  Less: accumulated depreciation                 (5,735,220)      (3,914,197)
                                                -----------      -----------
  Net property and equipment                      8,856,330        9,450,173
                                                -----------      -----------
Other assets:
  Cost in excess of net assets of
    acquired businesses, net of
    amortization                                  1,115,532        1,138,881
  Funds held in escrow                              612,010          588,971
  Other                                              46,475           58,412
                                                -----------      -----------

  Total other assets                              1,774,017        1,786,264
                                                -----------      -----------
      Total assets                              $15,518,148      $14,527,957
                                                ===========      ===========

                                                 September 30,
      Liabilities and stockholders' equity           1995         December 31,
                                                  (unaudited)        1994
                                                --------------   -------------
Current liabilities:
  Current maturities of long-term obligations   $   153,317      $   167,971
  Accounts payable                                  160,089          849,104
  Accrued payroll                                    69,171           80,700
  Accrued fees                                      140,231          154,459
  Acrrued taxes                                      84,000           90,000
  Accrued other                                     121,861           49,772
  Deferred revenue                                  873,242          564,212
                                                -----------      -----------
  Total current liabilities                       1,601,911        1,956,218
Long-term obligations, less current
  maturities                                      5,420,106        5,539,195
  Closure obligations                             1,370,642          891,175
  Deferred tax liability                            139,000          229,000
  Minority interest                                  61,829           63,547
                                                -----------      -----------
   Total liabilities                              8,593,488        8,679,135
                                                -----------      -----------
  Stockholders' equity:
   Preferred stock, authorized 5,000,000
    shares, $.01 par value; none issued
    or outstanding
   Common stock, authorized 50,000,000 shares,
    $.10 par value; issued and outstanding
    18,662,605 shares in 1995 and 1994            1,866,260        1,866,260
   Additional paid-in capital                     6,191,110        6,191,110
   Change in unrealized value                         8,969           (8,179)
   Accumulated deficit                           (1,141,679)      (2,200,369)
                                                -----------      -----------
   Total stockholders' equity                     6,924,660        5,848,822
                                                -----------      -----------
  Total liabilities & stockholders' equity      $15,518,148      $14,527,957
                                                ===========      ===========


The accompanying notes are an integral part of the consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                 Three Months Ended                   Nine Months Ended
                                                    September 30,                        September 30,
                                          -------------------------------      -------------------------------
                                              1995                1994             1995                1994
                                          -----------         -----------      -----------         -----------
Net revenues                              $ 2,176,717         $ 1,856,867      $ 6,845,734         $ 4,846,148

Cost and expenses:
    Operating                               1,307,592           1,133,688        4,024,080           2,856,879
    Selling, general & administrative         386,488             357,398        1,112,251           1,120,336
                                          -----------         -----------      -----------         -----------
Income from operations                        482,637             365,781        1,709,403             868,933

Other income (expense):
    Other income, primarily interest           30,422              14,140          114,766              40,154
    Interest expense                          (95,280)            (89,450)        (279,479)           (272,519)
                                          -----------         -----------      -----------         -----------
Income from operations
  before income taxes                         417,779             290,471        1,544,690             636,568

Income tax provision                          (58,043)             34,265          486,000              86,840
                                          -----------         -----------      -----------         -----------
Net income                                $   475,822         $   256,206      $ 1,058,690         $   549,728
                                          ===========         ===========      ===========         ===========
Earnings per common
 and common equivalent share              $      0.02         $      0.01      $      0.05         $      0.03
                                          ===========         ===========      ===========         ===========
Weighted average common and
 common equivalent shares                  20,176,613          18,811,929       19,591,254          19,000,317
                                          ===========         ===========      ===========         ===========







The accompanying notes are an integral part of the consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            Nine Months Ended
                                                      -----------------------------
                                                      September 30,   September 30,
                                                          1995            1994
                                                      -------------   -------------
Cash Flows from operating activities:
  Net income                                           $1,058,690      $  549,728

Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation and amortization                      1,884,180       1,333,523
     Non cash interest expense                             80,823         227,680
     Non cash closure costs                               479,467         334,643
     Gain on sale of equipment                             (3,208)         (2,246)
     Deferred taxes                                       352,000             -
Changes in assets and liabilities:
     Accounts receivable                                   28,998        (301,603)
     Prepaid expenses                                     (63,866)       (109,482)
     Accounts payable & accrued liabilities               (82,847)        166,482
     Deferred revenue                                     309,030          18,355
                                                       ----------      ----------
Net cash provided by operating activities               4,043,267       2,217,080
                                                       ----------      ----------

Cash flows from investing activities:
     Additions to property and equipment               (1,733,597)     (1,859,130)
     Proceeds from the sale of equipment                   13,170          90,484
     Funds held in escrow and other                          (744)        (44,762)
                                                       ----------      ----------
Net cash used in investing activities                  (1,721,171)     (1,813,408)
                                                       ----------      ----------

Cash flows from financing activities:
     Payment of debt and capital lease obligations       (318,684)       (304,453)
                                                       ----------      ----------
Net cash used in financing activities                    (318,684)       (304,453)
                                                       ----------      ----------

Increase in cash and cash equivalents                   2,003,412          99,219
     Cash and cash equivalents, beginning of period     1,633,398       1,209,259
                                                       ----------      ----------
     Cash and cash equivalents, end of period          $3,636,810      $1,308,478
                                                       ==========      ==========






The accompanying notes are an integral part of the consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)       BASIS OF PRESENTATION

         In the opinion of management, the unaudited consolidated financial statements for the interim periods ended September 30, 1995 and September 30, 1994 reflect all adjustments, including normally recurring accruals, necessary to present fairly the financial condition and results of operations of the Company for and as of the periods and dates indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules of the Securities and Exchange Commission. Operating reports for interim periods are not necessarily indicative of the results that can be effected for a full year. These statements should be read in conjunction with the Company's Annual Report for 1994 on Form 10-K dated March 30, 1995.


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

         The Company paid approximately $152,000 and $3,000 for income taxes and $194,000 and $39,000 for interest during the nine months ended September 30, 1995 and September 30, 1994, respectively.

                                                        Nine Months Ended September 30,
         Significant non-cash transactions                    1995             1994
                                                              ----             ----
         o Purchase of equipment and vehicles               $104,118         $140,010
            financed by notes payable
         o Purchased land in exchange for a                        -           24,000
            note payable



         Income Taxes

         During the third quarter of 1995 the Company elected to adopt Section 468 of the Internal Revenue Code which allows current deductions for future closure costs with respect to the Company's landfill (subject to limitations). These deductions were previously deferred for income tax purposes while being expensed currently for financial statement purposes.

         At September 30, 1995, and as a result of adopting Section 468, the Company had approximately $109,000 of net operating loss carryforwards available to offset future income through 2009.

         The current provision for income taxes at September 30, 1995 consists of the following:

         Current
                          Federal               $ 66,000
                          State                   68,000
                                                --------
                                                 134,000
                                                --------
         Deferred
                          Federal                352,000
                          State                        0
                                                --------
                                                 352,000
                                                --------
         Income tax provision                   $486,000
                                                ========

         The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to income before taxes is attributable to the following:

                                                                    Amount     Percentage
                                                                    ------     ----------
         Tax computed using federal statutory rate                  $540,000         35
         State income taxes, net of federal income
           tax effect                                                126,000          8
         Utilization of net operating loss carryforward
           created due to IRC Section 468 election                  (157,000)       (11)
         Other                                                       (23,000)        (1)
                                                                    -------------------
                                                                    $486,000         31
                                                                    ===================

         The components of deferred tax assets and liabilities, as of September 30, 1995, were as follows:

         Current deferred tax assets:
                 Alternate minimum tax credit                       $  77,000
                 Net operating loss carryforwards                      38,000
                 Reserve for bad debts                                  6,000
                 Valuation allowance                                  (38,000)
                                                                    ---------
                 Total current deferred tax assets                  $  83,000
                                                                    =========
         Long term deferred tax liability:
                 Depreciation                                       $(139,000)
                                                                    =========

         The change in the valuation allowance from December 31, 1994 to September 30, 1995 was due primarily to the utilization of net operating loss carryforwards.

3)       SUBORDINATED DEBT

         On March 5, 1992, the Company completed a private placement of $3 million in Convertible Subordinated Debentures due March 31, 1997 (the "Debentures"). The Debentures have a term of five years and bear interest at the rate of 8.5% per annum, payable quarterly. Interest is payable in either cash or additional Debentures at the Company's option. The Company has utilized this feature for each quarter since the issuance of the Debentures, up to and including the quarter ended March 31, 1995. Beginning with the second quarter of 1995, the Company chose to pay interest of $82,500 per quarter rather than issue additional Debentures. Total interest paid this year on the Debentures amounts to $165,000. The Debentures are convertible into the Company's common stock at a conversion rate of $1.40 per share. Pursuant to the terms of the Debentures, the Company is obligated to subordinate certain subsequent issuances of debt to the rights of the holders of the Debentures. The Debentures subject the Company to certain covenants, certain prepayment and conversion obligations and certain restrictions with respect to the declaration and payment of dividends.

ITEM 2              GEOWASTE INCORPORATED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Net sales for the quarter ended September 30, 1995 consisted of collection revenues of $658,000, disposal revenues of $1,313,000 and transfer revenues of $206,000. Collection revenues decreased 2% and disposal revenues increased 11% over third quarter 1994 results. The decrease in collection revenues is primarily attributed to the loss of a municipal contract. There were no related transfer revenues for the third quarter of 1994. Transfer operations commenced in the fourth quarter of 1994. Net sales for the nine months ended September 30, 1995 consisted of collection revenues of $2,065,000, disposal revenues of $4,161,000 and transfer revenues of $620,000. For the nine months ended September 30, 1995 collection revenues increased 12% and disposal revenues increased 38% over 1994 results. Higher disposal revenues principally reflect the increased volumes at the Pecan Row Landfill and excludes all intercompany activity.

         Operating expenses related to the collection, disposal and transfer activities for the quarter ended September 30, 1995, consisted of collection expenses of $296,000, disposal expenses of $924,000 and transfer expenses of $88,000. Costs and expenses for collection operations decreased 1% from the third quarter of 1994. Disposal operating costs increased 11% over the third quarter of 1994. The decrease in collection costs is principally related to lower operating levels in 1995. The increase in disposal costs resulted from the costs associated with increased disposal volumes. Operating expenses related to the collection, disposal and transfer activities for the nine months ended September 30, 1995, consisted of collection expenses of $909,000, disposal expenses of $2,864,000 and transfer expenses of $250,000. Prior year nine month figures for collection and disposal were $766,000 and $2,091,000 respectively. There are no related nine month 1994 transfer expenses.

         Selling, general and administrative expenses for collection and disposal activities in the third quarter ended September 30, 1995, were $71,000 and $73,000, respectively, as compared to $63,000 and $59,000 for the third quarter of 1994. Transfer administration expenses for the third quarter of 1995 were $1,000 with no comparable expenses in 1994. Corporate overhead for the most recent three months was $242,000 as compared to $235,000 in the third quarter of 1994. Selling, general and administrative expenses (excluding corporate overhead) for collection and disposal activities in the nine months ended September 30, 1995 were $216,000 and $235,000, respectively, as compared to $209,000 and $168,000 in 1994. Corporate overhead for the nine months ended September 30, 1995 was $656,000, as compared to $743,000 in 1994.

         Net income for the quarter ended September 30, 1995 was $476,000 and for the nine months ended September 30, 1995 was $1,059,000. During the third quarter the Company elected to adopt Section 468 of the Internal Revenue code which allows current deductibility of closure costs (subject to limitations). The tax provision was adjusted to reflect this election. Higher operating levels and decreased corporate charges along with the aforementioned tax election during this third quarter of 1995 resulted in a $220,000 and $509,000 improvement for the quarter and nine month period respectively, over comparable 1994 results.

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

                                                                                          THREE MONTHS              THREE MONTHS
                                                                                              ENDED                     ENDED
                 Revenues:                                                                 SEPT 30,1995             SEPT 30, 1994
                                                                                           ------------             -------------
                   Disposal                                                                 $1,312,976                $1,184,040
                   Collection                                                                  658,128                   672,827
                   Transfer                                                                    205,613                    --
                                                                                            ----------                ----------
                   Total                                                                     2,176,717                 1,856,867
                 Operating Expenses (1)                                                        559,624                   500,873
                                                                                            ----------                ----------
                 Gross Margin                                                                1,617,093                 1,355,994
                 Selling, General and Administrative (2)                                       136,840                   115,050
                                                                                            ----------                ----------
                 Operating Cash Flow                                                        $1,480,253                $1,240,944
                                                                                            ==========                ==========

____________________________
1. Excludes depreciation and non-cash closure costs of $747,968 and $632,815 for period ending September 30, 1995 and 1994, respectively.
2. Excludes amortization expense of $7,782. No corporate overhead has been allocated, $241,866 and $235,565 for the period ending September 30, 1995 and 1994, respectively.
3. Capital expenditures were $194,059 and $849,430 for the period ending September 30, 1995 and 1994, respectively which resulted in free cash flow of $1,286,194 and $391,514 in the related quarters.

Liquidity and Capital Resources

         The Company is in a service industry and has neither significant inventory nor seasonal variations in receivables. At September 30, 1995, the Company had positive working capital of $3,300,690 as compared with $1,335,302 at December 31, 1994. The increase in working capital resulted primarily from the increased revenues and improved operating efficiencies of the Company's operating entities.

         The Company's improved operating performance is expected to be sufficient to support corporate overhead and other expenses. Management believes that current working capital and internally generated funds will be sufficient to meet the Company's working capital requirements for the foreseeable future.

Ongoing Capital Requirements and Expansion

         The Company has relied on the private placement of debt and equity securities in order to provide it with the cash required for capital expenditures, acquisitions, and to partially fund operating activities. Set forth below is a discussion of the Company's primary ongoing cash requirements and the means by which it expects to meet these requirements in the future.


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

Item 5.          Other Information:
                          Not applicable.

Item 6.          Exhibits and Reports on Form 8-K:

                 (a)      Exhibits:

                          Computation of Net Earnings and Net Loss Per
                          Share:

                              Three month period ended September 30, 1995
                              - Exhibit 11.1
                              Nine month period ended September 30, 1995
                              - Exhibit 11.2

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

                                     GEOWASTE INCORPORATED
                                     ---------------------
                                         (Registrant)




                                     /s/ Raymond F. Chase
                                     ----------------------------------------
                                     Raymond F. Chase
                                     Vice President and Chief Financial Officer




November 13, 1995

                                 Exhibit Index


                                                                                                            Sequentially
                                                                                                              Numbered
Exhibit                                                                                                         Pages
-------                                                                                                     -------------
11.1     Computation of Net Earnings Per Share
         for the three month period ended September 30, 1995. . . . . . . . . . . . . . . . . . . . . . . . . .  13

11.2     Computation of Net Earnings Per Share
         for the nine month period ended September 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .  14

27       Financial Data Schedule (for SEC use only) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15