Form 10-K405
period 1995-12-31
GEOWASTE INC
filed 1996-04-01
CIK 102499

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM              TO
                                          ------------    -------------

                         COMMISSION FILE NUMBER 0-9278

                           --------------------------

                             GEOWASTE INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                       36-2751684
(STATE OR OTHER JURISDICTION OF INCORPORATION)        (IRS EMPLOYMENT IDENTIFICATION NO.)


            SUITE 208, 24 CATHEDRAL PLACE, ST. AUGUSTINE, FL 32084
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      Registrant's telephone number, including area code: (904) 824-0201

       Securities registered pursuant to Section 12(b) of the Act: NONE

         Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.10 PAR VALUE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  [x]     No  [ ]

         Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [x]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $11,155,014 at March 15, 1996. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management policies of the registrant, or that such person is controlled by or under common control with the registrant.

         At March 15, 1996 the registrant had issued and outstanding an aggregate of 18,662,605 shares of its common stock.
===============================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         GeoWaste Incorporated (the "Company" or "GeoWaste") is a holding company which was formed in Delaware under the name Utah Shale Land & Minerals Corporation. The Company, through its subsidiaries, is in the business of owning, operating and acquiring non-hazardous, solid waste collection, transportation, transfer and disposal facilities and related solid waste management operations. On August 2, 1991, Equivest Waste Solutions, Inc. ("Equivest") was merged (the "Merger") into the Company's wholly owned subsidiary, GeoWaste Acquisition Corp. ("Acquisition"). Immediately following the Merger, through a wholly owned subsidiary of Acquisition, the Company purchased a landfill and waste transportation operation located in Valdosta, Lowndes County, Georgia.

         As of March 15, 1996, GeoWaste's solid waste services operations consist of a solid waste disposal company and a transportation company both located in Valdosta, Georgia and a solid waste transfer station company located in St. Augustine, Florida. Solid waste management and related services accounted for 100% of the Company's total consolidated revenue in 1995. With the exception of David Joseph Company which accounted for approximately 21% of the Company's revenue in 1995, no customer accounted for more than 10% of GeoWaste's revenue in 1995. Fees paid to GeoWaste by its solid waste collection customers (including charges paid by such customers for disposal) accounted for approximately 31% of GeoWaste's revenue during 1995. Transfer and disposal services provided to municipalities, counties and other waste management companies accounted for approximately 69% of such revenue.

         Prior to August 2, 1991, the Company's principal activities were the management of its cash investments and the ownership of approximately 19,200 acres of land in Uinta Basin, Uinta County, Utah. This land has known deposits of oil shale which may have the potential for development at some future date. Simultaneously with the Merger, this oil shale land was transferred to a newly formed limited partnership in which the Company retained a 75% limited partnership interest.

         The Company's common stock is traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the trading symbol "GEOW".

         Unless the context indicates to the contrary, all statistical and financial information under Item 1 of this report is given for the period ended December 31, 1995.

COLLECTION

         Through its wholly owned subsidiary company, GeoWaste of GA, Inc. ("GeoWaste of GA"), the Company provides solid waste collection services to over 1,200 commercial and industrial customers in South Georgia and Northern Florida. Collection services are also provided to approximately 5,300 homes and apartment units.

         Commercial and industrial collection services are generally performed under one to three-year service agreements and fees are determined by such considerations as market factors, collection frequency, type of equipment furnished, the type and volume or weight of the waste collected, the distance to the disposal facility and cost of disposal.

         Most of the Company's residential solid waste collection services are performed under contracts with municipalities giving the Company exclusive rights to service all or a portion of the homes in their respective jurisdictions. Such contracts or franchises usually range in duration from one to five years. The fees received by GeoWaste are based primarily on market factors, frequency and type of service, the distance to the disposal facility and cost of disposal. Residential collection fees are paid by the residential customers receiving the service.

On March 21, 1996, the Company completed the acquisition of North Florida Sweeping, Inc. a roll-off collection and street sweeping company based in Jacksonville, Florida. Substantially all of the newly acquired company's street sweeping activities are performed under contracts with city, county or State public works or transportation departments and range in duration from two to five years. The geographic markets presently served include Jacksonville and Ft. Walton Beach, Florida.

TRANSFER STATION

          GeoWaste holds a ten year contract to provide solid waste transfer and transportation services to the City of St. Augustine, Florida. The contract requires the design, permitting, construction, and operation of a transfer station which will allow for the loading, removal, and ultimate disposal at GeoWaste's Pecan Row Landfill of approximately 45 tons per day of municipal solid waste. GeoWaste, through its subsidiary GeoWaste of FL, Inc., began operation of an interim, temporary transfer station in October of 1994 while the Company obtains the permits and approvals necessary for the construction and operation of the permanent facility.

DISPOSAL

         GeoWaste operates, through GeoWaste of GA, Inc., one solid waste disposal facility, the Pecan Row Landfill, in Valdosta, Lowndes County, Georgia. The landfill commenced operation on November 5, 1991. The landfill was constructed and is operated pursuant to a solid waste handling permit issued by the Georgia Environmental Protection Division. The original permit authorized the disposal of nonhazardous waste on 46 acres of the site, with a total permitted volume of approximately 1.8 million tons. On February 2, 1996 the Company received a final modified permit for the Pecan Row Landfill which modifies the base and height of the facility and adds over 1,467,800 million tons of capacity to the Landfill, resulting in a total available capacity of 2,642,268 tons. The permit modification increases the estimated life of the facility to over ten years based on 1995 average daily tonnage of 889 tons. The permit, as modified, has no termination date and places no restrictions on the daily tonnages nor on the geographical origin of the waste which may be disposed of at the landfill.

         Suitable sanitary landfill facilities have become increasingly difficult to obtain because of land scarcity, local resident opposition and expanding governmental regulation. As GeoWaste's Pecan Row Landfill or future facilities become filled, the solid waste disposal operations of the Company are and will continue to be materially dependent on its ability to purchase, lease or obtain operating rights for additional sites and obtain the necessary permits from regulatory authorities to operate them. There can be no assurance that additional sites can be obtained or that the Pecan Row Landfill can continue to be expanded or operated.

PERMITTING AND CONSTRUCTION PROCESS

         When appropriate, the Company pursues obtaining permits for expansion and/or modification of the Pecan Row Landfill. Permit expansions and modifications generally take the form of vertical expansions of existing disposal capacity, lateral expansions of permitted disposal acreage or modifications of operating restrictions to allow increased disposal volume or additional waste streams.

         Although the permitting process varies from state to state, the following summary (which is based on Georgia law) sets forth the typical steps in the permitting process.

         Local Approval. In most instances, some form of local zoning or planning approval, commonly referred to as siting approval, is required to permit a site and may be required to expand or modify a landfill. This process usually requires complying with city or county zoning regulations through a separate application process to a zoning or planning board. An applicant generally files various reports or drawings which describe the project and public hearings are held. In most instances, significant, organized community opposition will be present and many local zoning authorities will consider community opposition in deciding whether to grant zoning approval. Following hearings, a decision is made. Generally, both the applicant and any opposition have the right to appeal such decision. Although not always required, the local zoning approval process is usually completed prior to applying for a state permit.

         State Approval. Upon receipt of local approval, an applicant must then submit detailed construction and operating plans for state approval. Most states require an applicant to evidence that a new, modified or expanded facility will meet or exceed state regulations regarding disposal facility siting and design specifications. States generally consider the technical merits of an application, particularly such matters as geology, hydrogeology, ecology, archaeology, soil characteristics, surface drainage, the presence of, or location relative to, airports, wetlands and local water supply systems and the adequacy of local road systems.

         Engineering consultants design the project to meet state regulations and standards. This design is reviewed by state officials, comments are issued and, possibly after negotiations between the applicant and the state officials, revisions are made by the applicant. Once the design is approved, public notice is given and a hearing held. Depending on the issues presented at the hearing, an applicant may wait nine months or more before receiving a decision. Both the applicant and any opposition generally have the right to appeal the decision.

REGULATION

         The Company and the waste services industry in general are subject to extensive, expansive and evolving regulation by federal, state and local authorities. In particular, the regulatory process requires firms in the industry to obtain and retain numerous governmental permits to conduct various aspects of their operations, any of which may be subject to revocation, modification or denial. The continually shifting policies and attitudes of the regulatory agencies relating to the industry may impact the Company's ability to obtain applicable permits from governmental authorities on a timely basis and to retain such permits. The Company is not in a position to assess the extent of any such impact, but it could be significant.

         State and local governments have also from time to time proposed or adopted other types of laws, regulations or initiatives with respect to the environmental services industry. Included among these are laws, regulations and initiatives to ban or restrict the interstate or inter-county shipment of wastes, impose higher taxes on out-of-state waste shipments than in-state shipments and regulate disposal facilities as public utilities.

         The Company makes a continuing effort to anticipate regulatory, political and legal developments that might affect operations, but cannot predict the extent to which any legislation or regulation that may be enacted or enforced in the future may affect its operations.

         Operating permits are generally required at the state and local level for landfills and collection vehicles. Operating permits need to be renewed periodically and may be subject to revocation, modification, denial or non-renewal for various reasons, including failure of the Company to satisfy regulatory concerns. In the solid waste collection phase, regulation takes such forms as permitting of transfer stations, licensing of collection vehicles, truck safety requirements, vehicular weight limitations and, in certain localities, limitations on rates, area and time and frequency of collection. In the solid waste disposal phase, regulation covers various matters, including methane gas emission, liquid runoff and rodent, pest, litter and traffic control. Zoning and land use requirements and limitations are encountered in the solid waste collection and disposal phases of the Company's business. In addition, the Company's operations may be subject to water pollution laws and regulations; air and noise pollution laws and regulations; and safety standards under the Occupational Safety and Health Act ("OSHA"). Governmental authorities have the power to enforce compliance with these various laws and regulations and violators are subject to injunctions, fines and revocation of permits. Private individuals may also have the right to sue to enforce compliance.

         Regulatory or technological developments relating to the environment may require GeoWaste (as well as others in the solid waste management business) to modify, supplement or replace equipment and facilities at costs which may be substantial. Because GeoWaste is engaged in a business intrinsically connected with the protection of the environment and the potential discharge of materials into the environment, a material portion of the Company's capital expenditures are, directly or indirectly, related to such items. The Company does not expect such expenditures, which are incurred in the ordinary course of business, to have a materially adverse impact on its earnings or competitive position in the foreseeable future because GeoWaste's business is based upon compliance with environmental laws and regulations and its services are priced accordingly.

         Although the Company intends to conduct its operations in compliance with applicable laws and regulations, the Company believes that heightened political and citizen sensitivity causes companies in the solid waste management industry to be faced, in the normal course of operating their businesses, with the possibility of expending funds for fines, penalties and expenses incurred as a result of changes to environmental compliance regulations. While the Company has expended no such funds to date, the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter this expectation at any time. In any event, such matters could have a material impact on earnings for a particular fiscal quarter.

         Resource Conservation and Recovery Act ("RCRA") RCRA regulates the generation, treatment, storage, handling, transportation and disposal of hazardous and solid waste and requires states to develop programs to insure the safe disposal of solid waste in sanitary landfills. RCRA divides solid waste into two groups, hazardous and nonhazardous. Wastes are generally classified as hazardous wastes if they: (i) either (a) are specifically included on a list of hazardous wastes or (b) exhibit certain characteristics; and (ii) are not specifically designated as nonhazardous. Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as nonhazardous. Among the wastes that are specifically designated as nonhazardous waste are household waste and various types of special waste. These wastes, which will be accepted at the Company's landfills, may contain incidental hazardous substances.

         On October 9, 1991, the EPA promulgated new regulations pursuant to Subtitle D of RCRA. These new regulations include location standards, facility design standards, operating criteria, closure and post-closure requirements, financial assurance standards and groundwater monitoring requirements as well as corrective action standards, all of which have not previously been uniformly applied at landfills within the fifty states. In addition, the new regulations require new landfills which received municipal solid waste for disposal after April 9, 1994 to have one or more liners (typically high-density polyethylene liners) to keep leachate out of groundwater and have extensive systems to collect leachate for handling and treatment. In addition, by October 9, 1996 groundwater wells must also be installed at virtually all landfills to monitor groundwater quality and the leachate collection system operation. The regulations also require (where threshold test levels are met) that methane gas generated at landfills be controlled in a manner that will protect human health and the environment. Because some states have already adopted regulations at least as stringent as the new federal regulations, the new Subtitle D regulations will cause greater changes in the landfill regulation of certain states than of others.

         The Company's Pecan Row Landfill was designed and constructed in accordance with the requirements of Subtitle D.

         The Federal Water Pollution Control Act ("Clean Water Act") The Clean Water Act established rules regulating the discharge of pollutants from a variety of sources, including solid waste disposal sites, into waters of the United States. For any discharge, the Clean Water Act would require the Company to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges. Also, virtually all landfills are required to comply with the new federal storm water regulations, which are designed to prevent possibly contaminated storm water from flowing into surface waters.

         Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") CERCLA addresses problems created by the release of any hazardous substance into the environment. CERCLA's primary mechanism for remedying such problems is to impose strict joint and several liability for cleanup of facilities among all past and current owners and operators of the site as well as the generators and the transporters who arranged for disposal and transportation of hazardous substances. The costs of CERCLA cleanup can be very substantial. Liability under CERCLA does not depend upon the existence or disposal of "hazardous waste" but can also be founded upon the existence of even very small amounts of the more than 1,000 "hazardous substances" listed by the EPA.

         The Clean Air Act, as Amended ("Clean Air Act") The Clean Air Act provides for federal, state and local regulation of the emission of air pollutants and is applicable to landfills. The EPA has proposed new source performance standards regulating overall air emissions from solid waste landfills. The EPA may also issue regulations controlling the emissions of particular air pollutants from solid waste landfills. Moreover, landfills located in areas with air pollution problems may be subject to even more extensive air pollution controls.

         State and Local Regulations The States of Georgia and Florida, as well as those states in which the Company may operate in the future, have laws and regulations governing the generation, handling, transfer, transportation and disposal of solid waste, water and air pollution and, in most cases, the design, operation, maintenance, closure and post-closure maintenance of landfills.

         Georgia and Florida, like most other states, have tightened the regulatory requirements on the permitting of new and expanded solid waste
facilities and on the continued operation of existing facilities.   State
regulations are expected to become both more stringent and more uniform nationwide as the dates for the implementation of additional requirements of Subtitle D occur. The increased stringency of state regulations may be expected to benefit the Company, as older landfills are forced to close, thereby further reducing the available landfill capacity. However, the increasing state and local scrutiny of landfills also makes it difficult for the Company to comply with the continually evolving and expansive regulation applicable to the disposal of solid waste.

         Increasing public opposition to the siting and operation of landfills has led many states, including Georgia and Florida, to enact legislation at the state and/or local level which attempts to prohibit or greatly restrict the interstate and intrastate movement of solid waste. In addition, after two recent decisions by the Supreme Court which recognized that the Commerce Clause of the United States Constitution imposes substantial limits upon the ability of state and local governments to restrict the movement of solid waste across state lines, legislation has been introduced in the United States Congress which attempts to restrict interstate waste transportation. For the foreseeable future, the Company, like all others in the solid waste industry, faces uncertainty regarding the circumstances under which it will be able to accept out-of-state waste for disposal at its facility. A significant portion of the solid waste volume disposed of at the Company's Pecan Row Landfill is generated from outside the State of Georgia.

COMPETITION

         GeoWaste encounters competition, primarily in the pricing and rendering of services, from various sources in all phases of its operations.
In the solid waste collection phase, competition is encountered, for the most part, from national, regional and local collection companies as well as from municipalities and counties (which, through use of tax revenues, may be able to provide such services at lower direct charges to the customer than can third parties) and some large commercial and industrial companies which handle their own waste collection. In the solid waste disposal operations, competition is encountered primarily from municipalities, counties, local governmental agencies, and other national or regional waste management companies.

INSURANCE

         The Company currently maintains liability insurance coverage for occurrences under various environmental impairment, primary casualty and excess liability insurance policies.

         The Company has secured Environmental Impairment Liability Insurance
(EIL) in amounts believed to be sufficient to offset an unforeseen occurrences. The Company currently maintains $1,000,000 of loss coverage. However, in the event an environmental impairment exceeds the loss coverage, the Company's financial condition could be adversely affected.

         In 1991, as required by law, the Company established a trust fund for the benefit of the State of Georgia securing the closure and post-closure care of the Pecan Row Landfill which, as of December 31, 1995, held a balance of $685,535. In December 1995, the Company was successful in obtaining a surety bond which can be used as an alternative to the trust account for the cost associated with the closure and post-closure care of the Landfill. The surety bonds requirement of depositing $300,000 as collateral was met in December 1995 and the trust fund will be terminated and the Company expects to receive the trust fund balance during the second quarter of 1996.

         Operating expenses include the estimated costs of closure and post-closure care for the Pecan Row Landfill. Charges in each operating period are based upon actual landfill capacity utilized.

         From time to time, the Company may be required to post performance bonds, financial assurances or bank letters of credit issued by surety companies which act as a financial guarantee of the Company's performance.

EMPLOYEES

         At March 15, 1996, GeoWaste and its subsidiaries employ a total of 37 persons in its operations. None of GeoWaste's employees are represented by labor unions under collective bargaining agreements.

ITEM 2.  PROPERTIES

         The Company leases office space at 24 Cathedral Place, St. Augustine, Florida 32084. The principal fixed assets of the Company consist of land which is owned, land improvements and heavy equipment at the Pecan Row Landfill, the collection and transportation company in Valdosta, Georgia, and the transfer station company in St. Augustine, Florida. The heavy equipment, which is owned or leased, includes collection vehicles, refuse compactors, bulldozers, scrapers, backhoes, transfer trailers, and miscellaneous other equipment used in disposal operations. A portion of land owned by the Company is represented by its interest in the Uintah Basin Limited Partnership. The Company's principal real estate interest is its landfill in Valdosta, Georgia.

         As of December 31, 1995, aggregate annual rental payments on real estate leased by the Company and its subsidiaries was $45,285.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings against the Company.

         The business in which the Company is engaged is intrinsically connected with the protection of the environment and the potential discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company may become involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's Common Stock is traded on the over-the-counter market. The stock is quoted in NASDAQ (trading symbol GEOW). The quarterly price ranges (as reported on NASDAQ) for 1995 and 1994 were:


                                            Low Bid                   High Bid
          1995                              Prices                    Prices
                                            ------                    ------
          First Quarter                     $0.44                      $0.63
          Second Quarter                     0.50                       0.69
          Third Quarter                      0.66                       2.00
          Fourth Quarter                     0.75                       1.31


          1994
          First Quarter                     $0.63                      $0.63
          Second Quarter                     0.41                       0.63
          Third Quarter                      0.41                       0.56
          Fourth Quarter                     0.38                       0.75

         As of March 19, 1996 there were 4,949 stockholders of record owning the outstanding common stock.

         The Company did not pay any dividends in 1995, 1994 or 1993 nor does the Company expect to pay any dividends in the foreseeable future. Pursuant to the terms of a Purchase Agreement dated March 5, 1992, the Company is prohibited, until March 1997 (with certain limited exceptions), from paying dividends on its common stock if the aggregate amount of all such payments from and after March 5, 1992 exceeds (i) 50% of the net after tax income of the Company, plus (ii) 100% of any amounts received by the Company from the issuance of its equity securities or certain subordinated debt securities, less
(iii) 100% of all losses.


         Due in part to the high level of public awareness of the business in which the Company is engaged, regulatory enforcement proceedings or other potentially unfavorable developments involving the Company's operations or facilities, including those in the ordinary course of business, may be expected to engender publicity which could from time to time have an adverse impact upon the market price for the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA OF THE REGISTRANT

SELECTED FINANCIAL DATA OF THE REGISTRANT


                                Year Ended      Year Ended       Year Ended        Year Ended
                               December 31,    December 31,     December 31,      December 31,
                                   1995            1994            1993              1992
                                   ----            ----            ----              ----
Operating Data:
Total Revenue . . . . . .      $ 8,932,528     $ 6,966,990      $ 4,805,905       $ 2,204,743
Net Income (Loss) . . . .        1,462,310       1,189,823         (217,730)       (1,878,453)
Net Income (loss) per
common share  . . . . . .              .07             .06             (.01)             (.10)
Balance Sheet Data:
Cash  . . . . . . . . . .        3,985,459       1,633,389        1,209,259           898,414
Working capital . . . . .        3,958,852       1,335,302        1,244,403           816,480
Total assets  . . . . . .       15,637,316      14,527,957       11,292,531        10,811,961
Long-term obligations . .        7,036,252       6,722,917        5,917,629         5,354,581

SELECTED FINANCIAL DATA OF THE REGISTRANT'S GEORGIA AND FLORIDA OPERATIONS

The table below sets forth certain financial data of the Company's collection, transfer and disposal operations in Georgia and Florida. These operating results do not include the corporate administrative expenses of the parent, which are associated with the operation of the Company as a public entity and the pursuit of the Company's business strategy of acquiring additional disposal and collection operations. The Company believes that the operating information set forth below is an accurate representation of the operation results of the Georgia and Florida operations on a stand- alone basis.

                                   Year Ended                Year Ended               Year Ended
                                  December 31,              December 31,             December 31,
                                     1995                      1994                      1993
                                     ----                      ----                      ----
Revenues:
  Disposal                        $5,380,333                $4,222,257               $2,842,926
  Collection                       2,743,446                 2,542,868                1,962,979
  Transfer                           808,749                   201,865                    --
                                  ----------                ----------               ----------
Total                              8,932,528                 6,966,990                4,805,905
Operating Expenses (1)             2,169,150                 1,854,410                1,259,288
                                  ----------                ----------               ----------
Gross Margin before
non cash items                     6,763,378                 5,112,580                3,546,617
Selling, General, and
Administrative (2)                   590,733                   496,377                  450,349
                                  ----------                ----------               ----------
Operating Cash Flow from
disposal, collection and
transfer companies (3)            $6,172,645                $4,616,203               $3,096,268
                                  ==========                ==========               ==========

- ----------------------------

1. Excludes depreciation, amortization and non-cash closure costs of $3,038,100, $2,321,941, and $1,570,314 in 1995, 1994 and 1993,
     respectively.
2. Excludes amortization expenses of $71,192 in 1995 and $31,143 in 1994 and 1993. No corporate overhead has been allocated.
3.   Capital expenditures were $1,820,033, $2,953,404, and $1,223,786 in
     1995, 1994 and 1993, respectively, which resulted in free cash flow of $4,352,612, $1,662,799, and $1,872,482 for the related periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS OF THE REGISTRANT

1995 Compared with 1994

         Net revenues for the year ended December 31, 1995 consisted of collection revenues of $2,743,000, disposal revenues of $5,380,000, and transfer station revenues of $809,000. Collection revenues increased 8% and disposal revenues increased 27% over 1994 results. The increase in collection revenues are primarily the result of increased sales associated with commercial and municipal services. Transfer station revenues for 1995 reflected a full year of operation versus approximately three months in 1994. Higher disposal revenues principally reflect the increased volumes at the Pecan Row Landfill. Daily tonnage per day at the landfill increased 31% from 680 in 1994 to 889 in 1995. All intercompany activity has been eliminated.

         Operating expenses related to the collection, disposal, and transfer station activities for 1995, consisted of collection expenses of $1,213,000, disposal expenses of $3,660,000, and transfer station expenses of $334,000. Costs and expenses for collection operations increased 14% over 1994 and there was a 21% increase in disposal operating costs. These increases were principally related to higher operating levels in 1995.

         Selling, general, and administrative expenses for collection, disposal, and transfer station activities (excluding corporate administrative expenses) for 1995, were $270,000, $316,000 and $5,000 respectively. Corporate administrative expenses were $862,000 for the year ended December 31, 1995.

         Net income for the year ended December 31, 1995 was $1,462,310 compared to $1,190,000 in 1994. This improvement was principally due to an increase in average daily volumes at the Pecan Row Landfill. The Company's working capital was $3,959,000 in 1995 compared to over $1,335,000 in 1994. The increase in working capital resulted from the Company's improved operating performance.

1994 Compared with 1993

         Net revenues for the year ended December 31, 1994 consisted of collection revenues of $2,543,000, disposal revenues of $4,222,000, and the three months of transfer station revenues of $202,000. Collection revenues increased 30% and disposal revenues increased 49% over 1993 results. Transfer station revenues were the result of initiation of a new ten year contract with the City of St. Augustine in October of 1994. The increase in collection revenues are primarily the result of increased sales associated with commercial and municipal services. Higher disposal revenues principally reflect the increased volumes at the Pecan Row Landfill. Daily tonnage per day at the landfill increased 58% from 431 in 1993 to 680 in 1994. All intercompany activity has been eliminated.

         Operating expenses related to the collection, disposal, and transfer station activities for 1994, consisted of collection expenses of $1,066,000, disposal expenses of $3,023,000, and three months of transfer station expenses of $87,000. Costs and expenses for collection operations increased 36% over 1993 and there was a 48% increase in disposal operating costs. These increases were principally related to higher operating levels in 1994.

         Selling, general, and administrative expenses for collection, disposal, and transfer station activities (excluding corporate administrative expenses) for 1994, were $280,000, $229,000 and $1,400 respectively. Corporate administrative expenses were $1,028,000 for the year ended December 31, 1994.
A portion of the Corporate overhead expense was a non-recurring expense related to the relocation of the Corporate office from Boston, Massachusetts to St. Augustine, Florida. With this relocation, the Corporate office is more centrally located with respect to the Company's operating activities and its existing and new markets.

         Net income for the year ended December 31, 1994 was $1,190,000 compared to $83,000 (excluding the Danella write-off associated with a terminated acquisition-discussed below) in 1993. This improvement was principally due to an increase in average daily volumes at the Pecan Row Landfill. Higher volumes included special waste as well as municipal solid waste. The Company's working capital was $1,335,000 in 1994 compared to over $1,244,000 in 1993. The increase in working capital resulted primarily from the Company's improved operating performance which was partially off-set by the payment of construction costs incurred in connection with the 9.1 acre expansion of Pecan Row Landfill.


1993 Compared with 1992

         Net revenues for the year ended December 31, 1993 consisted of collection revenues of $1,963,000 and disposal revenues of $2,843,000. Collection revenues increased 22% and disposal revenues increased 380% over 1992 results. The increases in collection revenues were primarily attributed to higher levels of commercial and municipal services. Higher disposal revenues principally reflected the increased volumes at the Pecan Row Landfill which included a non-recurring contract for the disposal of contaminated soils with The Jefferson-Smurfit Corporation located in Northern Florida. All intercompany activity has been eliminated.

         Operating expenses related to the collection and disposal activities for 1993, consisted of collection expenses of $784,000 and disposal expenses of $2,045,000. Costs and expenses for collection operations increased 17% over 1992 and there was a 47% increase in disposal operating costs, including disposal cell amortization after the Company re-estimated Pecan Row's disposal capacity and total construction costs to complete the disposal site and non cash closure costs. These increases were principally related to higher operating levels in 1993.

         Selling, general and administrative expenses for collection and disposal activities (excluding corporate overhead) for 1993, were $271,000 and $211,000, respectively. Corporate administrative expense was $1,090,000 for the year ended December 31, 1993. A significant amount of the corporate overhead expense was associated with the Company's effort to identify acquisition candidates. In addition, the Company expensed $301,000 related to the terminated Danella Environmental Technologies, Inc. ("Danella") transaction, a solid waste collection company located in Wilkes-Barre, Pennsylvania. These expenses were primarily related to the value of GeoWaste common stock issued to the shareholders of Danella at zero cost, as well as legal, environmental and investment banking fees.

         Net income for the year ended December 31, 1993, excluding the Danella write off, was $83,000 as compared to a loss of $1,878,000 during 1992. In addition, the Company's working capital strengthened by $428,000 in 1993 to over $1,244,000. These improvements were principally due to a 200% rise in the average daily volumes and the re-estimate of cell amortization at the Pecan

Row Landfill during 1993. Higher volumes included special waste as well as municipal solid waste.


LIQUIDITY AND CAPITAL RESOURCES OF THE REGISTRANT

         The Company is in a service industry and has neither significant inventory nor seasonal variations in receivables. At December 31, 1995, the Company had positive working capital of $3,959,000 as compared with $1,335,000 at December 31, 1994. The increase in working capital resulted primarily from the Company's improved operating performance which was partially off-set by the payment of construction costs incurred in connection with the expansion of Pecan Row Landfill.

         The Company's operating performance was sufficient to support corporate overhead and other expenses during 1995. Management believes that current working capital and internally generated funds will be sufficient to meet the Company's working capital requirements for fiscal year 1996.

ONGOING CAPITAL REQUIREMENTS AND EXPANSION

         Historically, the Company has relied primarily on the private placement of debt and equity securities and cash generated from operating activities in order to provide it with the cash required for capital expenditures, acquisitions, and operating activities. Set forth below is a discussion of the Company's primary ongoing cash requirements and the means by which it expects to meet these requirements in the future.

OPERATING ACTIVITIES

         The Company anticipates that the cash generated from operating activities will be sufficient to provide the cash required for these activities.

CAPITAL EXPENDITURES

         The Company expects to make capital expenditures on an ongoing basis for improvements to, and expansion of, its landfill and for equipment purchases. The Company estimates that the capital expenditures required for its existing operations will amount to $2,601,000 almost half of which will be used for the construction of a new 5 acre disposal cell at the Pecan Row Landfill in 1996. The Company expects that it will fund such estimated capital expenditures from existing cash, cash generated from operations, equipment lease financing, and other financing.

ACQUISITIONS

         The Company's business strategy includes the acquisition, on financially attractive terms, of additional solid waste management companies as well as related sanitation and infrastructure maintenance businesses. Such acquisitions may be accomplished through the issuance of the Company's common stock, cash on hand, or may require cash in excess of the Company's current cash available. Although GeoWaste's improved operating results and financial performance are expected to improve its access to any financing which may be necessary to acquire such businesses, there can be no assurance that such additional financing can be obtained on terms acceptable to the Company.

         The development and permitting of new disposal facilities requires significant capital expenditures over an extended period. Any growth of the Company through the permitting of new disposal facilities or the lateral expansion of its existing disposal facility would require substantial capital expenditures. The Company intends to pursue the further expansion of the Pecan Row Landfill through the permitting of a new facility near or adjacent to the existing site.

         On March 21, 1996, the Company completed the acquisition of North Florida Sweeping, Inc. a roll-off collection and street sweeping company based in Jacksonville, Florida with annual revenues of $1,750,000. The purchase price of approximately $1,300,000 was paid in a combination of the Company's common stock, assumption of debt, cash and warrants.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For information relating to this Item see pages  herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets for the name, age and position held by each director and officer of the Company as of December 31, 1995.


NAME AND AGE                          OFFICER POSITION
- ------------                          ----------------
Amy C. MacF. Burbott (45)             Chairman of the Board

Kevin R. Kohn (45)                    President, Chief Executive
                                      Officer, and Director

Raymond F. Chase (40)                 Vice President, Chief Financial
                                      Officer, Treasurer and Secretary

                                      Director
Robert J. Cresci (52)
                                      Director
Steven M. Engel (44)
                                      Director
Harve A. Ferrill (62)
                                      Director
Frederick J. Iseman (43)




BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS

         The following is a summary of the business experience of the officers and directors.

         Amy C. MacF. Burbott. Ms. Burbott joined GeoWaste as President and Chief Executive Officer and has served as Director since July 1991. Upon the termination of her employment agreement, Ms. Burbott resigned her post as President and CEO and was named Chairman of the Board February 1, 1995. From January 1991 until July 1991 Ms. Burbott was engaged in the development of various solid waste projects through a corporation she controlled. From November 1988 until January 1991, Ms. Burbott served as Eastern Region Vice President and General Counsel of Waste Management of North America, Inc., an international waste services company. Ms. Burbott was associated in various positions with Waste Management since 1984 when it acquired SCA Services, Inc., a national waste services company.

         Kevin R. Kohn. Mr. Kohn joined the Company in 1991 and was named Vice President/Operations in May of 1992. He was named a Director in December, 1994 and President and Chief Executive Officer on February 1, 1995. Prior to joining the Company Mr. Kohn was the General Manager of Prince George's County (Maryland) Landfill. From 1988 to 1990 Mr. Kohn was the manager of Business Development for Waste Management of North America, Inc.

         Raymond F. Chase. Mr. Chase joined the Company as Controller and Treasurer in July 1991. He was named a Vice President of the Company in April, 1994 and was named Secretary and Chief Financial Officer on February 1, 1995. From January 1990 through June, 1991 he served as the Controller of a national solid waste equipment leasing company, Olympic Compactor Rentals. From

1987 to 1990 he was the Controller for Waste Management of North America, Inc.'s collection and transportation subsidiary based in Southeastern Massachusetts.

         Robert J. Cresci. Mr. Cresci is a principal in Peck Management, an investment advisory firm. Mr. Cresci was elected to the Board of Directors in March of 1992. Mr. Cresci has served as a managing director of Pecks Management Partners Ltd., a registered investment adviser, since 1990. From 1985 until 1990, Mr. Cresci served as Vice President of Alliance Capital Management, LP, also a registered investment advisor. Mr. Cresci has served as a director of Serv-Tech, Inc. which provides maintenance services to the refining, gas processing and petrochemical industries since 1983, EIS International, Inc., a manufacturer of outbound telephone systems, since 1991, Vestro Foods Inc., a specialty food business, since 1989, Olympic Financial Ltd., an automobile financing firm, since 1992, Garnet Resources Corporation, an oil company, since 1993, Hitox, Inc., a specialty chemical company, since 1992, Sepracor Inc., a biotechnology company engaged in the separations and pharmaceutical industries, since 1990 HarCor Energy, Inc., an oil and gas company, since 1994, Meris Labs, Inc., a provider of clinical laboratory services, since 1994, and several privately owned companies.

         Steven M. Engel. Mr. Engel was elected to the Company's Board of Directors in October of 1992 and has been the President of Hambro Resource Development, Incorporated since 1991. Prior to 1991 Mr. Engel served as the President of John Hancock Resource Development from 1989 and was Managing Director in the Corporate Finance Department and Municipal Finance Department at Drexel Burham Lambert, (an investment banking firm), since 1987.

         Harve A. Ferrill. Mr. Ferrill served as Chairman of the Board of the Company from August, 1991 until February 1, 1995. Mr. Ferrill resigned his position as Chairman on February 1, 1995 but remains a Director of the Company. Mr. Ferrill has served as a director of Utah Shale Land & Minerals Corporation since 1980. Mr. Ferrill has served since November 1992 as Chairman and Chief Executive Officer of Advance Ross Corporation, the world's leading value-added tax refund service; he served as Advance Ross' President from November 1990 through June 1993. He has been a director of Gaylord Container Corporation, a paper and container manufacturer, since 1992. Mr. Ferrill has been President of Ferrill-Plauche Co., Inc., a private investment company, since 1982.

         Frederick J. Iseman. Mr. Iseman was appointed to the Company's Board of Directors in August 1991. From October 1990, Mr. Iseman was Managing Partner of Hambro Iseman Capital Partners, an affiliate of the Hambros Bank. From April 1988 through October of 1990 Mr. Iseman was a principal of Hambro International Equity Partners. He is a member of the board of directors of Hambro America, Incorporated. Mr. Iseman is President of Caxton-Iseman Capital, Inc., an investment firm. He is also a director of: Magnavox Electronic Systems Corporation Holdings, Inc.; Franklin Hotels Ltd.; and Electrical Distribution Acquisition Company.

         The terms of office of each director expire upon the election and qualification of successor directors at the next Annual Meeting of the Company's stockholders.


COMPLIANCE WITH SECTION 16 (A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of the Company's Common Stock, to file initial reports of ownership and reports of change in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16 (a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to the Company, all of these filing requirements were satisfied.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION

         The following table sets forth the aggregate remuneration paid or accrued during the years 1995, 1994, and 1993 for the chief executive officer and other executive officers of the Company whose total annual salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                                     Long Term
                                                                                                    Compensation
                                                                               Other Annual     Securities Underlying
Name and Principal Position       Year          Salary          Bonus          Compensation          Options (1)
- ---------------------------       ----          ------          -----          ------------     ---------------------
Amy C. MacF. Burbott              1995         $ 10,833       $       0        $ 121,129 (4)            0
  Chairman of the Board           1994         $130,000       $       0        $  22,083 (2)            0
                                  1993         $114,167       $       0        $       0                0

Kevin R. Kohn                     1995         $ 90,102       $  12,000        $       0                0
  President and Chief             1994         $ 79,894       $       0        $  45,439 (3)            0
  Executive Officer               1993         $ 77,652       $       0        $       0                0

- -----------------------

(1) Please see the second paragraph of "Employment Contracts, Termination of Employment and Change of Control" below for a description of Ms. Burbott's options to acquire the Company's Common Stock.

(2)      Compensation earned in 1992 and 1993 but paid in 1994.

(3)      One-time relocation expense.

(4)      Consulting Agreement

COMPENSATION OF DIRECTORS

         None of the Directors are compensated for their services as such. With the exception of Messrs Engel, Iseman and Cresci, each of the Directors holds options to acquire shares of the Company's Common Stock. See Item 12 "Security Ownership of Certain Beneficial Owners and Management" below.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL

         The Company entered into an employment agreement dated as of August 1, 1991, with Amy C. MacF. Burbott, ("Burbott Employment Agreement"), pursuant to which Ms. Burbott served as President and Chief Executive Officer of the Company. Ms. Burbott's agreement expired under its own terms on January 31, 1995 at which time she resigned as President and Chief Executive Officer. During the term of the Burbott Employment Agreement, Ms. Burbott was paid a base salary ranging from $95,000 to $130,000 per annum; Ms. Burbott's base salary for the period ending January 31, 1995 was $10,833 per month.

         Ms. Burbott was granted, as of June 28, 1991, an option to acquire 1,000,000 shares of the Company's Common Stock at an exercise price of $.50 per share if certain performance targets were met on or before August 15, 1994. ("Burbott Option"). These targets were not met and the Burbott Option is limited and immediately exercisable to the extent of 400,000 shares. At Ms. Burbott's request, if she exercises any portion of the Burbott Option, the Company will make an interest-free loan to Ms. Burbott in an amount equal to the exercise price of the portion of the Burbott Option so exercised.

         Effective February 1, 1995, Ms. Burbott became Chairman of the Board of the Company. On September 1, 1995, in exchange for her continued service in that capacity, the Company agreed to pay Ms. Burbott a monthly consulting fee of $10,833 and reimburse medical insurance premium coverage and reasonable expenses. Ms. Burbott's service as Chairman may be terminated by either the Company or Ms. Burbott upon thirty (30) days notice and the payment of six (6) months consulting fees to Ms. Burbott.

         The Burbott Employment Agreement contains certain non-competition and non-solicitation agreements on the part of Ms. Burbott upon the termination of her employment with the Company. The non-competition covenant requires the Company to pay Ms. Burbott for each month during the restricted period an
amount equal to 100% of her monthly salary in effect on January 31, 1995.   The
Burbott Employment Agreement provides compensation to Ms. Burbott in an amount equal to the product of (i) $.50 and (ii) the number of shares purchased by Ms. Burbott pursuant to the Burbott Option. The Company is also required to reimburse Ms. Burbott for any federal excise taxes incurred in connection with such payments.

         The Company entered into severance agreements (Severance Agreements) dated December 21, 1995 with Kevin R. Kohn and Raymond F. Chase. The
Severance Agreements provide for payment of one-half of Mr. Kohn and Mr. Chase's annual base salary at the time of termination if termination is without cause. In addition, for a period of six months after termination without cause the Company agrees to pay the premium, capped at the present cost, for any continuation of health insurance coverage required to be offered to Mr. Kohn and Mr. Chase by the Company under federal law.

         The Severance Agreements also provide for certain non-competition and non-solicitation covenants by Mr. Kohn and Mr. Chase.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) SECURITY OWNERSHIP OF CERTAIN OWNERS

         The only persons who to the knowledge of the Company on December 31, 1995 owned beneficially more than 5% of the outstanding voting securities of the Company's Common Stock were as follows:

                   AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP

                                       TOTAL
                                       SHARES                                    PERCENT OF
NAME AND ADDRESS                       OWNED          SOLE        SHARED           CLASS
- ----------------                       ------         ----        ------         ----------
Allen Holding Inc.(1)
711 Fifth Avenue
New York, NY 10022  . . . . . . .    7,510,000                  7,510,000         31.0

Robert J. Cresci(2)
Pecks Management
1 Rockefeller Plaza
New York, NY 10020  . . . . . . .    2,784,475        10,000    2,774,475         11.5

Emvest & Co.
c/o Morrissey & Hawkins
One International Place
Boston, MA 02110  . . . . . . . .    2,000,000     2,000,000                       8.3

(1) The shares of Common Stock owned by Allen Holding Inc. include 3,573,200 shares issued to Allen Value Partners L.P., 1,510,000 shares issued to Allen & Company Incorporated and 426,800 shares issued to Allen Value Limited Incorporated. Allen Holding Inc. may be deemed to beneficially own the shares of Common Stock held by Allen Value Partners L.P. and Allen Value Limited. However, Allen Holding Inc. disclaims beneficial ownership except to the extent represented by Allen Holding Inc.'s equity interest and profit participation in such entities. Also includes Allen Warrants to purchase 2,000,000 shares of Common Stock held by Allen & Company Incorporated which are immediately exercisable.

(2) Mr. Cresci owns 10,000 shares of Common Stock directly. Includes Convertible Subordinated Debentures purchased by three clients of Pecks Management Ltd. (of which Mr. Cresci is a principal) which are currently convertible into 2,774,475 shares of Common Stock as to which Pecks Management Ltd. has sole voting power but disclaims any beneficial interest.




(b)  SECURITY OWNERSHIP OF MANAGEMENT

                                AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
                                -----------------------------------------

                                     TOTAL
                                     SHARES                                            PERCENT OF
NAME OF BENEFICIAL OWNER             OWNED             SOLE           SHARED             CLASS
- ------------------------             ------            ----           ------           ----------
Amy C. MacF. Burbott(1)              400,000          400,000                            1.7

Kevin R. Kohn(2)                     100,971          100,971                            0.4

Raymond F. Chase(3)                  104,920          104,920                            0.4

Robert J. Cresci(4)                2,784,475           10,000        2,774,475          11.5

Steven M. Engel                       40,000           40,000                            0.2

Harve A. Ferrill(5)                1,196,856          118,080        1,078,776           4.9

Frederick J. Iseman(6)             1,163,766        1,163,766                            4.8

Directors and Officers,
as a group(7)                      5,790,988        1,937,737        3,853,251          23.9

_____________________

         (1) Ms. Burbott does not own any shares of Common Stock outright. Includes Management Options to purchase 400,000 shares of Common Stock for $.50 per share which are immediately exercisable.

         (2) Mr. Kohn owns 621 shares of Common Stock outright and Management Options to purchase 93,750 shares for $.50 per share and 6,600 shares for $1.19 per share which are immediately exercisable.

         (3) Mr. Chase owns 4,570 shares of Common Stock outright and Management Options to purchase 93,750 shares for $.50 per share and 6,600 shares for $1.19 per share which are immediately exercisable.

         (4) See footnote 2, Item 12(a) above.

         (5) Includes 26,080 shares of Common Stock beneficially owned by Mr. Ferrill, 18,080 shares of which he has sole voting and investment power and 8,000 shares of which he shares voting and investment power. Also includes 1,070,776 shares of Common Stock owned by Advance Ross (where Mr. Ferrill serves as Chief Executive Officer), of which Mr. Ferrill disclaims any beneficial interest. Also includes Management options to acquire 100,000 shares of Common Stock for $.50 per share which are immediately exercisable.

         (6) Represents the shares owned by Savannah Holdings, which is wholly owned by Mr. Iseman.


         (7) Includes options issued to Ms. Burbott and Messrs. Ferrill, Kohn, and Chase to purchase an aggregate of 687,500 shares of Common Stock at $.50 per share and 13,200 shares of common stock at $1.19 per share. Also includes 1,070,776 shares issued to Advance Ross, of which Mr. Ferrill is Chairman and Chief Executive Officer but over which Mr. Ferrill disclaims any beneficial interest and the Convertible Subordinated Debentures purchased by three clients of Pecks Management Ltd. which are currently convertible into 2,774,475 shares as to which Pecks Management Ltd. has sole voting power but disclaims any beneficial interest.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On August 2, 1991, the Company issued to Allen & Company Incorporated warrants to acquire 2,000,000 shares of the Company's Common Stock at a price of $.55 per share, which warrants must be exercised on or prior to July 31, 1996. The warrants were issued as partial consideration to Allen & Company Incorporated for certain investment banking and financial advisory services and capital raising services provided to the Company in connection with the Merger and the simultaneous private placement of 11,000,000 shares of the Company's Common Stock. The warrants were also issued pursuant to a letter agreement dated August 2, 1991 by which Allen & Company Incorporated was retained by the Company to provide investment banking and financial advisory services for a three-year period following the date of the letter agreement. Allen & Company Incorporated will receive separate transaction fees for future services rendered pursuant to the letter agreement.

                                    PART IV

ITEM 14.  FINANCIAL STATEMENT, EXHIBITS AND REPORTS ON FORM 8K

(a)  Financial Statements

         (i)     Report of Independent Accountants.
         (ii)    Consolidated Balance Sheets as of December 31, 1995 and 1994.
         (iii) Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993.
         (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993.
         (v) Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.
         (vi)    Notes to Consolidated Financial Statements.

(b)  Reports on Form 8-K

         None.

(c)  Exhibits.   Each Exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K.

 EXHIBIT
 NUMBER                                  DESCRIPTION
 ------                                  -----------
  2.1 Agreement and Plan of Reorganization, dated August 2, 1991, by and between GeoWaste Incorporated, Utah Acquisition Subsidiary, Inc., Equivest Waste Solutions, Inc.,
                 Frederick J. Iseman and James Swistock (Incorporated by reference from Exhibit 2(A) to the Current Report on Form 8-K filed August 19, 1991 (File No. 0-9278)).

  3.1 Certificate of Incorporation of GeoWaste Incorporated, as amended and restated (Incorporated by reference from Exhibit A to the Proxy filed November 25, 1991) (File No. 0-9278)).

  3.2 Certificate of Designation of Preferred Stock of GeoWaste Incorporated, filed November 25, 1991. (File No. 0-9278).

  3.3 Bylaws of GeoWaste Incorporated, as amended (Incorporated by reference from Exhibit 3(b) to the Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-9278)).

  3.4 Amendment to Amended and Restated Certificate of Incorporation of GeoWaste Incorporated (Incorporated by reference from Exhibit 3.4 to the Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-9278)).

  4.1 Purchase Agreement, dated March 5, 1992, between GeoWaste Incorporated, the Delaware State Employees' Retirement Fund and the Trust for Defined Benefit Plan of ICI American Holdings Inc. (Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed March 13, 1992 (File No. 0-9278)).

  4.2 Form of Debenture (Incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed March 13, 1992 (File No. 0-9278)).

  4.3 Registration Rights Agreement, dated March 5, 1992, by and between GeoWaste Incorporated, the Delaware State Employees' Retirement Fund and the Trust for Defined Benefit Plan of ICI American Holdings Inc. (Incorporated by reference from Exhibit
                 4.3 to the Current Report on Form 8-K filed March 13, 1992 (File No. 0-9278)).

  4.4 Registration Rights Agreement, dated August 2, 1991, by and between GeoWaste Incorporated and each of the entities listed on Exhibit A thereto (Incorporated by reference from Exhibit 4(D) to the Current Report on Form 8-K filed August 19, 1991 (File No. 0-9278)).

  4.5 First Escrow Agreement, dated August 2, 1991, by and between GeoWaste Incorporated, Frederick J. Iseman, James Swistock, Matthew Fulton, Brian Russell, James R. Jones, Paul Thomas Cohen, William vanden Heuvel, Balis & Zohn, Inc. and IBJ Schroder Bank & Trust Company (Incorporated by reference from
                 Exhibit 4(B) to the Current Report on Form 8-K filed August 19, 1991 (File No. 0-9278)).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 ------                                  -----------
  4.6 Second Escrow Agreement, dated August 2, 1991, by and between GeoWaste Incorporated, the parties listed on Schedule A thereto, Kurt Wilkening and IBJ Schroder Bank & Trust Company (Incorporated by reference from Exhibit 4(C) to the Current Report on Form 8-K filed August 19, 1991 (File No. 0-9278)).

  4.7 Equivest First Convertible Debt Exchange Agreement, dated August 2, 1991, by and between GeoWaste Incorporated the parties listed on Schedule A thereto (Incorporated by reference from Exhibit 2(B) to the Current Report on Form 8-K filed August 19, 1991 (File No. 0-9278)).

  4.8 Equivest Second Convertible Debt Exchange Agreement, dated August 2, 1991, by and between GeoWaste Incorporated the parties listed on Schedule A thereto (Incorporated by reference from Exhibit 2(C) to the Current Report on Form 8-K filed August 19, 1991 (File No. 0-9278)).

  4.9 Stockholders' Agreement, dated August 2, 1991, by and between GeoWaste Incorporated, Advance Ross Corporation,
                 Allen & Company Incorporated, Frederick J.
                 Iseman, Harve Ferrill, Gian Caterine, Kurt Wilkening, their persons or entities listed on Schedule A thereto and the persons or entities listed on Schedule B thereto (Incorporated by reference from Exhibit 4(A) to the Current Report on Form 8-K filed August 19, 1991 (File No. 0-9278)).

  4.10 Voting Agreement, dated March 5 ,1992, by and between GeoWaste Incorporated, the Delaware State Employees' Retirement Fund and the Trust for Defined Benefit Plan of ICI American Holdings Inc., Frederick J. Iseman, Gian Caterine, Amy C. MacF. Burbott, Harve Ferrill, James Swistock, Advance Ross Corporation and Allen & Company Incorporated (Incorporated by reference from Exhibit 4.4 to the Current Report on Form 8-K filed March 13, 1992 (File No. 0-9278)).

  10.1 Warrant Purchase Agreement by and between GeoWaste Incorporated and Allen & Company Incorporated and Amy C.
                 MacF. Burbott (Incorporated by reference from Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-9278)).

  10.2 Form of Employment Agreement, dated as of August 1, 1991, by and between GeoWaste Incorporated and Amy C. MacF. Burbott (Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 1992 (File No. 0-9278)).

  10.3 Form of Employment Agreement dated as of June 1, 1992, by and between GeoWaste Incorporated and Richard J. Sherman (Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 20, 1992 (File No. 0-9278)).

  10.4 Form of Employment Agreement, dated as of August 1, 1991, by and between GeoWaste Incorporated and James W. Swistock (Incorporated by reference from Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-9278)).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 ------                                  -----------
  10.5 Form of Severance Agreement, dated as of December 21, 1995, by and between GeoWaste Incorporated and Kevin R. Kohn.

  10.6 Form of Severance Agreement, dated as of December 21, 1995, by and between GeoWaste Incorporated and Raymond F. Chase.

  10.7 Form of Consulting Agreement dated, August 31, 1995, by and between GeoWaste Incorporated and Amy C. MacF. Burbott.

  10.8 Form of Amendment, dated as of January 9, 1995, to Form of Employment Agreement, dated as of August 1, 1991, by and between GeoWaste Incorporated and Amy C. MacF. Burbott.

  11.1           Computation of Net Earnings Per Share for the year ended
                 December 31, 1995

  11.2           Computation of Net Earnings Per Share for the year ended
                 December 31, 1994

  11.3           Computation of Net Loss Per Share for the year ended December
                 31, 1993

  21             Subsidiaries of the Registrant.

  27             Financial Data Schedule (for SEC use only)

(d) Financial Statement Schedule

                 Description                                             Page
                 -----------                                             ----
         II.     Valuation and Qualifying Accounts                       41

         All other schedules have been omitted since the information is not applicable, is not required or is included in the Consolidated Financial Statements listed under section (a) of this Item 14.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of GeoWaste Incorporated:

         We have audited the consolidated financial statements and the financial statement schedule of GeoWaste Incorporated and Subsidiaries listed in Items 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GeoWaste Incorporated and Subsidiaries as of December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                                        COOPERS & LYBRAND L.L.P.

Jacksonville, Florida
March 29, 1996

                     GEOWASTE INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1995 and 1994

                                                      1995                   1994
                                                      ----                   ----
ASSETS
Current assets:
  Cash and cash equivalents                        $ 3,985,459            $ 1,633,398
  Accounts receivable, net of allowance of
  $17,897 in 1995 and $16,356 in 1994                  871,968              1,013,228
  Prepaid expenses                                     182,132                119,894
  Deferred tax asset                                   134,000                525,000
                                                   -----------            -----------
      Total current assets                           5,173,559              3,291,520
                                                   -----------            -----------
Property and equipment:
  Land, primarily disposal site                     11,337,667             10,663,213
  Building and improvements                            150,793                149,372
  Vehicles and equipment                             3,105,178              2,551,785
                                                   -----------            -----------
                                                    14,593,638             13,364,370
Less - accumulated depreciation                      6,224,889              3,914,197
                                                   -----------            -----------
      Net property and equipment                     8,368,749              9,450,173
                                                   -----------            -----------
Other assets:
  Cost in excess of net assets of acquired
  businesses, net of accumulated amortization of
  $177,545 in 1995 and $106,365 in 1994              1,067,701              1,138,881
  Investments held in escrow                           985,535                588,971
  Other                                                 41,772                 58,412
                                                   -----------            -----------
      Total other assets                             2,095,008              1,786,264
                                                   -----------            -----------
Total assets                                       $15,637,316            $14,527,957
                                                   ===========            ===========





 The accompanying notes are an integral part of these consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1995 and 1994

                                                                      1995                    1994
                                                                      ----                    ----
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                            $   151,019             $   167,971
  Accounts payable                                                    137,308                 849,104
  Accrued payroll                                                      79,235                  80,700
  Accrued fees                                                        143,582                 154,459
  Accrued income taxes                                                149,318                  90,000
  Accrued other                                                       113,045                  49,772
  Deferred revenue                                                    441,200                 564,212
                                                                   ----------             -----------
      Total current liabilities                                     1,214,707               1,956,218

Long-term debt, less current maturities                             4,094,450               4,080,117
Accrued Royalties                                                   1,207,591               1,459,078
Closure and post closure obligations                                1,511,647                 891,175
Deferred tax liability                                                161,000                 229,000
Minority Interest                                                      61,564                  63,547
                                                                  -----------             -----------
      Total liabilities                                             8,250,959               8,679,135
                                                                  -----------             -----------

Commitments and contingencies (Notes 2, 9 and 13)

Stockholders' Equity:
  Preferred stock, authorized 5,000,000 shares,
   $.01 par value; none issued or outstanding                               -                       -
  Common stock, authorized 50,000,000 shares,
   $.10 par value; issued and outstanding
   18,662,605 shares in 1995 and 1994                               1,866,260               1,866,260
  Additional paid-in capital                                        6,191,110               6,191,110
  Net unrealized gains (losses) on investments                         67,046                  (8,179
  Deficit                                                            (738,059)             (2,200,369)
                                                                  -----------             -----------
      Total stockholders' equity                                    7,386,357               5,848,822
                                                                  -----------             -----------
Total liabilities and stockholders' equity                        $15,637,316             $14,527,957
                                                                  ===========             ===========





 The accompanying notes are an integral part of these consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1995, 1994 and 1993



                                                             1995                1994                1993
                                                             ----                ----                ----
Net revenues                                             $ 8,932,528         $ 6,966,990        $   4,805,905

Costs and expenses:
        Operating                                          5,207,250           4,176,351            2,829,602
        Selling, general and administrative                1,530,377           1,538,485            1,571,739
        Write off of acquisition costs                             -                   -              300,543
                                                         -----------         -----------        -------------
                                                           2,194,901           1,252,154              104,021
Income from operations

Other income (expense):
        Other income, primarily interest                     182,747             112,720               19,723
        Interest expense                                    (368,338)           (381,051)            (341,474)
                                                         -----------          ----------        -------------
Income (loss) from operations
before income taxes                                        2,009,310             983,823             (217,730)

Income tax (provision) benefit                              (547,000)            206,000                  -0-
                                                         -----------         -----------        -------------
Net income (loss)                                        $ 1,462,310         $ 1,189,823        $    (217,730)
                                                         ===========         ===========        =============
Earnings (loss) per common and
common equivalent share                                  $       .07         $       .06        $        (.01)
                                                         ===========         ===========        =============
Average number of common and common
equivalent shares outstanding                             19,526,415          18,851,170           18,637,626
                                                         ===========         ===========        =============





The accompanying notes are an integral part of these consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1995, 1994 and 1993


                                                             ADDITIONAL       NET UNREALIZED                       TOTAL
                           NUMBER OF         $.01 PAR         PAID IN         GAINS (LOSSES)                   STOCKHOLDERS'
                            SHARES             VALUE          CAPITAL         ON INVESTMENTS       DEFICIT        EQUITY
                            ------             -----          -------         --------------       -------        ------
Balance at January 1,
1993                      22,529,641       $2,252,964       $5,631,606        $            -    $(3,172,462)    $ 4,712,108

Shares issued in canceled
acquisition                  120,000           12,000          160,800                     -              -         172,800

Net loss                           -                -                -                     -       (217,730)       (217,730)
                          ----------       ----------       ----------        --------------    -----------     -----------
Balance at December 31,
1993                      22,649,641        2,264,964        5,792,406                     -     (3,390,192)      4,667,178

Shares returned from
escrow                    (3,987,036)        (398,704)         398,704                     -              -               -

Change in net
unrealized losses                  -                -                -                (8,179)             -          (8,179)

Net income                         -                -                -                     -      1,189,823       1,189,823
                          ----------       ----------       ----------        --------------    -----------     -----------

Balance at December 31,
1994                      18,662,605        1,866,260        6,191,110                (8,179)    (2,200,369)      5,848,822

Change in net
unrealized gains                   -                -                -                75,225              -          75,225

Net income                         -                -                -                     -      1,462,310       1,462,310
                          ----------       ----------       ----------        --------------    -----------     -----------

Balance at December 31,
1995                      18,662,605       $1,866,260       $6,191,110        $       67,046    $  (738,059)    $ 7,386,357
                          ==========       ==========       ==========        ==============    ===========     ===========





  The accompanying notes are an integral part of these consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1995, 1994 and 1993


                                                                            1995                  1994                 1993
                                                                            ----                  ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                       $ 1,462,310           $ 1,189,823          $  (217,730)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                     2,505,103             1,893,602            1,315,907
        Deferred income taxes                                               323,000              (296,000)                   -
        Non cash interest expense                                            80,823               306,821              282,070
        Provision for closure and post closure costs                        620,472               476,593              303,398
        Gain on sale of equipment                                            (7,092)               (2,246)                   -
        Write off of acquisition costs                                            -                     -               48,184
     Changes in assets and liabilities
        Accounts receivable                                                 141,261              (346,932)            (263,455)
        Prepaid expenses                                                    (62,238)              (43,323)               1,181
        Accounts payable and accrued liabilities                            (35,711)              357,388               11,556
        Deferred revenue                                                   (123,012)              357,752              108,889
                                                                        -----------           -----------          -----------

Net cash provided by operating activities                                 4,904,916             3,893,478            1,790,000
                                                                        -----------           -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                              (1,820,033)           (2,953,404)          (1,223,786)
        Proceeds from the sale of equipment                                  19,670                90,484                    -
        Purchase of investments placed in escrow and
other                                                                      (313,445)             (208,180)             (77,592)
                                                                        -----------           -----------          -----------
Net cash used in investing activities                                    (2,113,808)           (3,071,100)          (1,301,378)
                                                                        -----------           -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of debt                                            -                     -              125,000
        Payment of debt, capital lease obligations,
        and accrued royalties                                              (439,047)             (398,239)            (302,777)
                                                                        -----------           -----------          -----------
Net cash used in financing activities                                      (439,047)             (398,239)            (177,777)
                                                                        -----------           -----------          -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                     2,352,061               424,139              310,845
        Cash and cash equivalents, beginning of year                      1,633,398             1,209,259              898,414
                                                                        -----------           -----------          -----------
        Cash and cash equivalents, end of year                          $ 3,985,459           $ 1,633,398          $ 1,209,259
                                                                        ===========           ===========          ===========


See note 3 for supplemental cash flow information.

    The accompanying notes are an integral part of these consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

         GeoWaste Incorporated (the "Company") is in the business of owning, operating and acquiring non-hazardous, solid waste disposal facilities and solid waste collection operations. The Company currently operates a landfill in southern Georgia and its customers are primarily commercial and are based in southern Georgia and northern Florida. The Company also operates a collection company in southern Georgia whose customers include commercial and residential accounts. In addition, the Company operates a transfer station in northern Florida for a municipality.

Revenue Recognition

Collection revenues are recognized as services are performed. Certain commercial and residential customers are billed in advance, and these revenues are deferred and recorded as income in the period in which the related service is rendered. Disposal and transfer revenues are recognized with the performance of the service. One customer accounted for approximately 21% and 20% of the Company's revenue in 1995 and 1994. Two customers accounted for approximately 23% of the Company's revenue in 1993.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and Uintah Basin Limited Partnership, its majority-owned subsidiary. All significant intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

         Cash equivalents consist of money market funds primarily invested in short-term debt securities and other highly liquid investments with original maturities of three months or less. These securities are stated at cost which approximates market value.

Property and Equipment

         Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives, ranging from 5 to 10 years for buildings and improvements and 2 to 8 years for vehicles and equipment using the straight-line method.

         Disposal sites are carried at cost. To the extent cost exceeds estimated net realizable value upon closure of the disposal site such excess is amortized over the estimated life of the disposal site based on the ratio of tons of solid waste placed in the landfill over the estimated total capacity of the disposal site. Disposal site improvements are capitalized and charged to operations based on the estimated remaining capacity of the site; operating costs are expensed as incurred.

         Property and equipment includes vehicles and equipment acquired under capital leases of $288,358 and $183,108 at December 31, 1995 and 1994. Depreciation and amortization expense includes $32,473, $34,019 and $56,536 in 1995, 1994 and 1993 respectively for amortization of such assets.

Cost in Excess of Net Assets of Acquired Businesses

         The cost in excess of net assets of acquired businesses is being amortized on a straight-line basis over twenty years.

Investments Held in Escrow


         Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities" to account for its investments held in escrow. These investments have been deposited as specified under regulatory requirements based on estimated costs related to landfill closure and post closure care. The cumulative effect as of January 1, 1994 of adopting SFAS
No. 115 was immaterial.

         At December 31, 1995 and December 31, 1994, these investments were categorized as available for sale and are stated at fair value. Unrealized gains and losses are included as a direct component of stockholders' equity until realized.

Income Taxes

         Deferred income tax liabilities and assets are determined using currently enacted tax rates applicable to the period in which deferred tax liability or assets are expected to be settled or realized. The deferred tax liability or asset is determined based on the difference between the financial statement and tax bases of assets and liabilities. The tax benefits recognized must be reduced by a valuation allowance to the extent it is more likely than not the benefits may not be realized.

Earnings (Loss) Per Common Share

         Earnings (loss) per common share is computed using the weighted average number of common and common equivalent shares (stock options and warrants) outstanding during the year. For the fiscal year 1993, common equivalent shares are not included in the Company's computation of net loss per share as the inclusion of these shares would be anti-dilutive.

Reclassification

         Certain items in prior years' financial statements have been reclassified to conform with the current year presentation.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (such as closure and post closure reserves and certain other accounts) and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

2.       CLOSURE AND POST-CLOSURE RESERVES

         The company will have material financial obligations with respect to the closure and post closure of its landfill. Disposal site closure and post-closure costs, which includes final capping of the site, site inspections, ground-water monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred during the thirty year post-closure period, are accrued and charged to expense over the estimated useful life of the landfill. Requirements for closure and post-closure are established by Subtitle D of the EPA.

         While the precise amount of these future obligations cannot be determined, it is estimated that the total cost for final closure and post-closure will approximate $4,200,000 when the landfill reaches its capacity. These amounts are based on estimates obtained from an independent engineering firm. Amounts accrued for closure and post-closure costs are $1,511,647and $891,175 as of December 31, 1995 and 1994, respectively and are accrued based on capacity used. Actual, ultimate costs could differ from these estimates.

3.       SUPPLEMENTAL CASH FLOW INFORMATION:


                                                     1995            1994             1993
                                                     ----            ----             ----
         Cash paid for interest                    $201,822        $ 48,470         $ 51,500

         Cash paid for taxes                       $ 62,000               -                -

         Significant non-cash transactions

         -       Purchase of equipment
                 financed by capital lease         $104,118               -                -

         -       Purchase of vehicles
                 and equipment financed
                 by notes payable                         -        $140,010                -

         -       Purchased land in
                 exchange for a note
                 payable                                  -        $ 24,000                -

         -       Capital expenditures included
                 in year end accounts payable
                 but not yet paid                         -        $565,836                -

         -       Retirement of common stock
                 held in escrow                           -        $398,704                -


4.       ACQUISITION COSTS

         The Company expensed $301,000 of acquisition related expenses during 1993 related to a proposed business acquisition that was not consummated.

5.       STOCKHOLDERS' EQUITY

                 The Company is prohibited, under the terms of subordinated debentures (see note 6), until March 1997 (with certain limited exceptions), from paying dividends on its common stock if the aggregate amount of all such payments from and after March 5, 1992 exceeds (i) 50% of the net after tax income of the Company, plus (ii) 100% of any amounts received by the Company from the issuance of its equity securities or certain subordinated debt securities, less (iii) 100% of all losses.

6.       LONG-TERM DEBT

         Long-term debt at December 31, 1995 and 1994 consists of the following:

                                                                          1995                          1994
                                                                          ----                          ----
 8.5% convertible subordinated debentures, due 1997. . . . . . .       $3,884,265                   $3,803,442
 Notes payable to Bank at interest rates from 8.5%
 to 9.5%, due 1996, through 1999, collateralized by
 vehicles and equipment  . . . . . . . . . . . . . . . . . . . .          249,470                      365,996
 14% note payable to original seller of landfill
 site, due 1995, collateralized by mortgage on land  . . . . . .                -                       15,291
 Note payable to an individual due 2000,
 collaterized by mortgage on land  . . . . . . . . . . . . . . .           20,059                       24,000
 Capitalized lease obligations . . . . . . . . . . . . . . . . .           91,675                       39,359
                                                                       ----------                   ----------

                                                                        4,245,469                    4,248,088
 Less current portion  . . . . . . . . . . . . . . . . . . . . .         (151,019)                    (167,971)
                                                                       ----------                   ----------
                                                                       $4,094,450                   $4,080,117
                                                                       ==========                   ==========





         Aggregate maturities of long-term debt including capital leases at December 31, 1995 were as follows:


DECEMBER 31,
- ------------
1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          $  151,019
1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           3,975,831
1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                              89,163
1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                              24,485
2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                               4,971
                                                                                                     ----------
                                                                                                     $4,245,469
                                                                                                     ==========



         The carrying amount for assets pledged as collateral for all debt was $527,725 and $739,408 at December 31, 1995 and 1994, respectively.

         On March 5, 1992, the Company completed a private placement of $3,000,000 in Convertible Subordinated Debentures. The Debentures have a term of five years and bear interest at the rate of 8.5% per annum. The interest is payable in either cash or may be added to the principal amount of the debentures at the Company's option. In the first quarter of 1995 the Company added accrued interest to the principal of $80,823. During the subsequent quarters of 1995 the Company elected to pay interest currently. In 1994 and 1993 accrued interest of $306,821 and $282,070, respectively, was added to the principal. The Debentures are convertible into the Company's common stock at $1.40 per share. In connection with the issuance of the Notes, the Company is obligated to subordinate certain subsequent issuances of debt to the rights of the holders of the Notes, is prohibited from increasing the size of its Board of Directors, is subject to certain prepayment and conversion obligations under the terms of the Notes, and is subject to certain restrictions with respect to the declaration and payment of dividends.

7.       ACCRUED ROYALTIES

         Royalty obligations, payable to the former stockholder of an acquired company, amounting to $1,207,591 and $1,459,078 at December 31, 1995 and 1994, respectively, are included as long-term liabilities. The current portion of such obligations is not currently estimable.

8.       MANAGEMENT OPTIONS AND COMMON STOCK WARRANTS

         In 1991, the Company granted to certain key management personnel options to acquire an aggregate of 1,854,945 shares of common stock at a purchase prices ranging from $.50 to $1.37 per share. The Company has also adopted a Stock Option Plan (the Plan), which provided for the granting of 803,000 shares to key employees. The options must be exercised on or prior to the tenth anniversary of the grant. The options vest to employees over a three year period based upon length of service with the Company.



Transactions involving the stock options for 1995, 1994 and 1993 are summarized as follows:

                                                    OPTION PRICE                 NUMBER OF
STOCK OPTIONS                                        PER SHARE                    OPTIONS
- -------------                                        ---------                    -------
Balance at January 31, 1993                        $.50 - $1.37                  2,331,945
         Granted                                   $1.16                             5,000
         Canceled                                  $1.00                            (2,000)
                                                   ------------                 ----------

Balance at December 31, 1993                       $.50 - $1.37                  2,334,945
         Granted                                   $.50                            210,000
         Canceled                                  $.50 - $1.37                 (1,009,945)
                                                   ------------                 ----------

Balance at December 31, 1994                       $.50                          1,535,000
         Granted                                   $1.19                            61,500
                                                   ------------                 ----------

Balance at December 31, 1995                       $.50 - $1.19                  1,596,500
                                                   ============                 ==========

         All of the options issued in 1995, 1994 or 1993 were non compensatory. No options were exercised in 1995, 1994 or 1993. 752,795 options are exercisable at December 31, 1995.

         There are options granted to a former executive pursuant to which the Company will make an interest free loan of $200,000 to the executive in the event options are exercised.

         In addition, warrants to acquire up to 2,000,000 shares of the Company's common stock at $.55 a share at any time or from time to time on or prior to the fifth anniversary of the merger were granted to an investment advisory firm for services rendered to the Company in connection with the merger and the private placement. The warrants, which must be exercised on or before July 31, 1996, are subject to anti-dilution rights and are adjustable for stock splits, stock dividends and similar events.

9.       LEASES

         The Company leases its office facilities and certain equipment under various operating lease agreements some of which contain renewal options. Certain equipment and vehicles are leased under various capital lease agreements containing various purchase options.

         Future minimum commitments at December 31, 1995 under various noncancelable operating and capital leases are as follows:

         YEAR ENDING
         DECEMBER 31,                                                                    OPERATING          CAPITAL
         ------------                                                                    ---------          -------
         1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $120,075         $ 34,319
         1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               117,107           31,989
         1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               114,950           31,989
         1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   541            7,997
                                                                                          --------         --------
         Total Minimum lease payments  . . . . . . . . . . . . . . . . . . .              $352,673          106,294
                                                                                          ========
         Interest portion on capital lease obligations . . . . . . . . . . .                                 14,619
                                                                                                           --------
         Present value of future minimum lease payments  . . . . . . . . . .                               $ 91,675
                                                                                                           ========

         Rental expense for all operating leases amounted to $243,359, $459,594, and $165,622 for the years ended December 31, 1995, 1994, and 1993, respectively.

10.      INVESTMENTS HELD IN ESCROW

         Investments held in escrow at December 31, 1995 and 1994 consists of the following:

                                               1995                             1994
                                               ----                             ----
                                  Fair value          Cost          Fair value          Cost
                                  ----------          ----          ----------          ----
U.S. Government Securities        $  40,688        $  40,038        $  38,744         $ 40,075
Corporate Bonds                     124,800          123,170          111,863          123,170
Equity Funds                        204,533          138,396          163,218          146,575
Cash equivalents                    615,514          616,885          275,146          287,330
                                  ---------        ---------        ---------         --------
                                  $ 985,535        $ 918,489        $ 588,971         $597,150
                                  =========        =========        =========         ========


         The contractual maturities of debt securities available for sale included in escrow at December 31, 1995, is as follows:

                                                                    Fair value         Cost
                                                                    ----------         ----
Due within one year                                                 $        0       $      0
Due after one year through five years                                  115,913        113,808
Due after five years through ten years                                  49,575         49,400
Due after ten years                                                          0              0
                                                                    ----------       --------
                                                                    $  165,488       $163,208
                                                                    ==========       ========

         Gross unrealized holding gains and losses at December 31, 1995, were $70,642 and $3,596, respectively. Gross unrealized holding gains and losses at December 31, 1994 were $4,459 and $12,638, respectively. Gross realized gains from the sale of securities classified as available for sale for the years ended December 31, 1995 and 1994, were $12,149 and $9,802 respectively. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

         The Company was able to obtain a surety bond for the closure/post closure care costs associated with its landfill. This bond required a collateral escrow of $300,000 which was made in December 1995. This will allow the Company to terminate the trust fund which was established in 1991 for closure/post closure care costs. It is expected that these funds will be returned to the Company in the second quarter of 1996. At December 31, 1995 the fair value of these funds were $685,535.

11.      INCOME TAXES

         There was no provision for income taxes in 1993. The provision for income taxes for 1995 and 1994 consists of the following:

                                               1995                   1994
                                               ----                   ----
         Current:
         Federal                           $   130,000              $       0
         State                                  94,000                 90,000
                                           -----------              ---------
                                               224,000                 90,000
                                           -----------              ---------
         Deferred:
         Federal                               293,000               (266,000)
         State                                  30,000                (30,000)
                                           -----------              ---------
                                               323,000               (296,000)
                                           -----------              ---------
         Income tax provision (benefit)    $   547,000              $(206,000)
                                           ===========              =========

         The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to income before taxes is attributable to the following:

                                            1995                              1994
                                  AMOUNT           PERCENTAGE        AMOUNT          PERCENTAGE
                                  ------           ----------        ------          ----------
Tax computed using federal
    statutory rate               $ 703,000             35          $ 344,000             35
Utilization of operating
    loss carryforward             (195,000)           (10)          (640,000)           (65)
State income taxes, net of
    federal income tax effect       80,000              4             90,000              9
Other                              (41,000)            (2)                 -
                                 ---------            ---          ---------            ---
                                 $ 547,000             27          $ 206,000            (21)
                                 =========            ===          =========            ===

         The provision for income taxes differed from the amount obtained by applying the federal statutory income tax rate to income (loss) before taxes due to carryforward of net operating losses from prior years and an adjustment of the valuation reserve for expected future tax benefits.

The components of deferred tax assets and liabilities, as of December 31, 1995 and 1994, were as follows:

                                                                1995                  1994
                                                                ----                  ----
         Deferred tax assets:
         Alternative minimum tax credit                     $  128,000            $         -
         Net operating loss carryforwards                            -                525,000
         Closure reserves and reserve for bad debts              6,000                318,000
         Valuation allowance                                         -               (318,000)
                                                            ----------            -----------
         Total deferred tax assets                             134,000                525,000
                                                            ----------            -----------
         Deferred tax liability:
         Depreciation                                         (161,000)              (229,000)
                                                            ----------            -----------
         Net deferred tax asset (liability)                 $  (27,000)           $   296,000
                                                            ==========            ===========

         The Company has recorded a current deferred tax asset of $134,000 for which realization is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

         During the third quarter of 1995 the Company elected to adopt Section 468 of the Internal Revenue Code which allows current deductions for future closure costs with respect to the Company's landfill (subject to limitations). These deductions were previously deferred for income tax purposes while being expensed currently for financial statement purposes.

12.      FINANCIAL INSTRUMENTS

         Financial instruments which potentially subject the Company to concentrations of credit risk are cash investments and accounts receivable. The Company places its cash investments with what management believes to be high-credit-quality financial institutions and currently invests primarily in commercial paper of industrial companies with a rating of A-1/P-1 or better. Accounts receivable represents amounts from commercial and residential customers in southern Georgia and northern Florida.

         At December 31, 1995, in management's opinion, the Company had no significant concentration of credit risk.

         At December 31, 1995, the market value of the Company's long term debit was estimated to be $3,671,688.

13.      COMMITMENTS

         The Chairman of the Board has an Employment Agreement (Agreement) containing certain non-competition and non-solicitation agreements upon the termination of their employment with the Company. The non-competition covenant requires the Company to pay the chairman $10,833 monthly until canceled by either party. The Agreement also provides an amount to be paid to the chairman equal to the product of (i) $.50 and (ii) the number of shares purchased by the Chairman pursuant to options granted to the Chairman. The Company is also required to reimburse the Chairman for any federal excise taxes incurred in connection with such payments.

         The Company entered into severance agreements (Severance Agreements) which includes certain non-competition and non-solicitation covenants in December 1995 with the President and Vice President which provides for payment of one-half their annual base salary at the time of termination if termination is without cause. In addition, for a period of six months after termination without cause the Company agrees to pay the premium, capped at the present cost, for any continuation of health insurance coverage required to be offered to the President and Vice President.

14.      SUBSEQUENT EVENTS

         In March 1996, the Company acquired all the common stock of a street sweeping and roll-off solid waste collection company located in Jacksonville, Florida. The purchase price of $1,255,000 consisted of 233,947 shares of the Company's common stock, valued in the purchase agreement at $1.197 per share, $355,000 cash, $620,000 assumption of debt and 75,000 of common stock warrants that are exercisable at $1.25 per share. For the year ended December 31, 1995, the unaudited revenues and net income of the street sweeping and roll-off solid waste collection company were $1,771,000 and $80,000, respectively.

         In February 1996 the Company was granted a modification to its permit for the Company's landfill by the Georgia Environmental Protection Division which increases the total capacity of the landfill by 1,467,800 tons of solid waste. As a result of the increase in capacity of the landfill the amortization of the disposal site and the accrual of closure and post closure reserves will be adjusted in 1996 as a change in estimate. Had these adjustments been made in 1995, net income, net of taxes would have increased approximately $500,000.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                        Additions
                                                  Balance at           Charged To                                Balance At
                                                 Beginning Of           Costs And                                  End Of
              Description                           Year                Expenses           Deductions(1)            Year
              -----------                           ----                --------           -------------            ----
Year ended December 31, 1995:
        Allowance for doubtful
        accounts deducted from asset
        account   . . . . . . . . . . . .          $16,356               $28,400             $(26,859)             $17,897
                                                   =======               =======             ========              =======
Year ended December 31, 1994:
        Allowance for doubtful
        accounts deducted from asset
        account   . . . . . . . . . . . .          $17,064               $ 5,500             $ (6,208)             $16,356
                                                   =======               =======             ========              =======
Year ended December 31, 1993:
        Allowance for doubtful
        accounts deducted from asset
        account   . . . . . . . . . . . .          $18,652               $23,000             $(24,588)             $17,064
                                                   =======               =======             ========              =======





(1)      Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized in St. Augustine, Florida on the 29th day of March, 1996.

                                  GEOWASTE INCORPORATED

                                  By: /s/  KEVIN R. KOHN
                                      -----------------------------------------
                                           Kevin R. Kohn
                                  President, Chief Executive Officer & Director
                                           Principal Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                                   Title                          Date
- ---------                                                   -----                          ----
      /s/ AMY C. MACF. BURBOTT                              Chairman of the Board          March 14, 1996
- ----------------------------------------------------        & Director
         Amy C. MacF. Burbott



      /s/ RAYMOND F. CHASE                                  Vice President,                March 29, 1996
- ---------------------------------------------------         Chief Financial Officer,
          Raymond F. Chase                                  Treasurer, & Secretary



      /s/ ROBERT J. CRESCI                                  Director                       March 28, 1996
- ----------------------------------------------------
         Robert J. Cresci



      /s/ STEVEN M. ENGEL                                   Director                       March 28, 1996
- ----------------------------------------------------
         Steven M. Engel



      /s/ HARVE A. FERRILL                                  Director                       March 26, 1996
- -----------------------------------------------------
         Harve A. Ferrill



      /s/ FREDERICK J. ISEMAN                               Director                       March 27, 1996
- ----------------------------------------------------
         Frederick J. Iseman

 EXHIBIT                                                                                            PAGE
 NUMBER                                   DESCRIPTION                                              NUMBER
 ------                                   -----------                                              ------
  2.1       Agreement and Plan of Reorganization, dated August 2, 1991, by and between
            GeoWaste Incorporated, Utah Acquisition Subsidiary, Inc., Equivest Waste
            Solutions, Inc., Frederick J. Iseman and James Swistock (Incorporated by
            reference from Exhibit 2(A) to the Current Report on Form 8-K filed August
            19, 1991 (File No. 0-9278)).                                                           *

  3.1       Certificate of Incorporation of GeoWaste Incorporated, as amended and restated (Incorporated by reference from Exhibit A to the Proxy filed
            November 25, 1991) (File No. 0-9278)).                                                 *

  3.2       Certificate of Designation of Preferred Stock of GeoWaste Incorporated,
            filed November 25, 1991. (File No. 0-9278).                                            *

  3.3       Bylaws of GeoWaste Incorporated, as amended (Incorporated by reference from
            Exhibit 3(b) to the Annual Report on Form 10-K for the year ended December
            31, 1987 (File No. 0-9278)).                                                           *

  3.4       Amendment to Amended and Restated Certificate of Incorporation of GeoWaste
            Incorporated  (Incorporated by reference from Exhibit 3.4 to the Annual
            Report on Form 10-K for the year ended December 31, 1992 (File No. 0-9278)).           *

  4.1       Purchase Agreement, dated March 5, 1992, between GeoWaste Incorporated, the
            Delaware State Employees' Retirement Fund and the Trust for Defined Benefit
            Plan of ICI American Holdings Inc. (Incorporated by reference from Exhibit
            4.1 to the Current Report on Form 8-K filed March 13, 1992 (File No. 0-
            9278)).                                                                                *

  4.2       Form of Debenture (Incorporated by reference from Exhibit 4.2 to the Current
            Report on Form 8-K filed March 13, 1992 (File No. 0-9278)).                            *

  4.3       Registration Rights Agreement, dated March 5, 1992, by and between GeoWaste
            Incorporated, the Delaware State Employees' Retirement Fund and the Trust
            for Defined Benefit Plan of ICI American Holdings Inc. (Incorporated by
            reference from Exhibit 4.3 to the Current Report on Form 8-K filed March 13,
            1992 (File No. 0-9278)).                                                               *

  4.4       Registration Rights Agreement, dated August 2, 1991, by and between GeoWaste
            Incorporated and each of the entities listed on Exhibit A thereto
            (Incorporated by reference from Exhibit 4(D) to the Current Report on Form
            8-K filed August 19, 1991 (File No. 0-9278)).                                          *


- ------------

*  Incorporated by reference


   EXHIBIT                                                                                            PAGE
   NUMBER                                      DESCRIPTION                                           NUMBER
   ------                                      -----------                                           ------
     4.5         First Escrow Agreement, dated August 2, 1991, by and between GeoWaste
                 Incorporated, Frederick J. Iseman, James Swistock, Matthew Fulton, Brian
                 Russell, James R. Jones, Paul Thomas Cohen, William vanden Heuvel, Balis &
                 Zohn, Inc. and IBJ Schroder Bank & Trust Company (Incorporated by reference from Exhibit 4(B) to the Current Report on Form 8-K filed August 19, 1991
                 (File No. 0-9278)).                                                                    *

     4.6         Second Escrow Agreement, dated August 2, 1991, by and between GeoWaste
                 Incorporated, the parties listed on Schedule A thereto, Kurt Wilkening and
                 IBJ Schroder Bank & Trust Company (Incorporated by reference from Exhibit
                 4(C) to the Current Report on Form 8-K filed August 19, 1991 (File No. 0-
                 9278)).                                                                                *

     4.7         Equivest First Convertible Debt Exchange Agreement, dated August 2, 1991, by and between GeoWaste Incorporated the parties listed on Schedule A thereto
                 (Incorporated by reference from Exhibit 2(B) to the Current Report on Form
                 8-K filed August 19, 1991 (File No. 0-9278)).                                          *

     4.8         Equivest Second Convertible Debt Exchange Agreement, dated August 2, 1991, by and between GeoWaste Incorporated the parties listed on Schedule A thereto (Incorporated by reference from Exhibit 2(C) to the Current Report
                 on Form 8-K filed August 19, 1991 (File No. 0-9278)).                                  *

     4.9         Stockholders' Agreement, dated August 2, 1991, by and between GeoWaste
                 Incorporated, Advance Ross Corporation, Allen & Company Incorporated,
                 Frederick J. Iseman, Harve Ferrill, Gian Caterine, Kurt Wilkening, their persons or entities listed on Schedule A thereto and the persons or entities listed on Schedule B thereto (Incorporated by reference from Exhibit 4(A) to
                 the Current Report on Form 8-K filed August 19, 1991 (File No. 0-9278)).               *

    4.10         Voting Agreement, dated March 5 ,1992, by and between GeoWaste Incorporated, the Delaware State Employees' Retirement Fund and the Trust for Defined
                 Benefit Plan of ICI American Holdings Inc., Frederick J. Iseman, Gian
                 Caterine, Amy C. MacF. Burbott, Harve Ferrill, James Swistock, Advance Ross
                 Corporation and Allen & Company Incorporated (Incorporated by reference from
                 Exhibit 4.4 to the Current Report on Form 8-K filed March 13, 1992 (File No.
                 0-9278)).                                                                              *


- -----------

*  Incorporated by reference

    EXHIBIT                                                                                            PAGE
    NUMBER                                         DESCRIPTION                                        NUMBER
    ------                                         -----------                                        ------
     10.1         Warrant Purchase Agreement by and between GeoWaste Incorporated and Allen &
                  Company Incorporated and Amy C. MacF. Burbott (Incorporated by reference from Exhibit 10.1 to the Annual Report on Form 10-K for the year ended
                  December 31, 1991 (File No. 0-9278)).                                                  *

     10.2         Form of Employment Agreement, dated as of August 1, 1991, by and between
                  GeoWaste Incorporated and Amy C. MacF. Burbott (Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended
                  September 30, 1992 (File No. 0-9278)).                                                 *

     10.3         Form of Employment Agreement dated as of June 1, 1992, by and between
                  GeoWaste Incorporated and Richard J. Sherman (Incorporated by reference from
                  Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended
                  September 20, 1992 (File No. 0-9278)).                                                 *

     10.4         Form of Employment Agreement, dated as of August 1, 1991, by and between
                  GeoWaste Incorporated and James W. Swistock (Incorporated by reference from
                  Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December
                  31, 1992 (File No. 0-9278)).                                                           *

     10.5         Form of Severance Agreement, dated as of December 21, 1995, by and between
                  GeoWaste Incorporated and Kevin R. Kohn.                                              46

     10.6         Form of Severance Agreement, dated as of December 21, 1995, by and between
                  GeoWaste Incorporated and Raymond F. Chase.                                           49

     10.7         Form of Consulting Agreement dated, August 31, 1995, by and between GeoWaste
                  Incorporated and Amy C. MacF. Burbott.                                                52

     10.8         Form of Amendment, dated as of January 9, 1995, to Form of Employment Agreement,
                  dated as of August 1, 1991, by and between GeoWaste Incorporated and Amy C.
                  MacF. Burbott.                                                                        53

     11.1         Computation of Net Income Per Share for the year ended December 31, 1995              55

     11.2         Computation of Net Income Per Share for the year ended December 31, 1994              56

     11.3         Computation of Net Loss Per Share for the year ended December 31, 1993.               57

     21           Subsidiaries of the Registrant.                                                       58

     27           Financial Data Schedule (for SEC use only)


- ---------------

*Incorporated by reference