Form 10-Q
period 1996-03-31
GEOWASTE INC
filed 1996-05-15
CIK 102499

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            ________________________

                                   FORM 10-Q
  (MARK ONE)
     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

         Common Stock, $0.10 Par Value, 18,896,551 shares outstanding as of May 6, 1996.


===============================================================================

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


                    GEOWASTE INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                March 31,                                                                  March 31,
         Assets                    1996       December 31,      Liabilities and stockholders' equity          1996     December 31,
                               (unaudited)        1995                                                    (unaudited)      1995
                                ---------     ------------                                                -----------  ------------
Current assets:                                            Current liabilities:
  Cash and cash equivalents     $ 3,606,503   $ 3,985,459    Current maturities of long-term obligations   $   154,716  $   151,019
  Accounts receivable, net        1,259,182       871,968    Accounts payable                                  622,495      137,308
  Prepaid expenses                  188,503       182,132    Accrued payroll                                    56,390       79,235
  Deferred tax asset                 48,000       134,000    Accrued fees                                      155,907      143,582
                                 ----------    ----------
  Total current assets            5,102,188     5,173,559    Accrued taxes                                      14,643      149,318
                                 ----------    ----------
                                                             Accrued other                                     278,712      113,045
                                                             Deferred revenue                                  229,955      441,200
                                                                                                             ---------   ----------
Property and equipment:                                      Total current liabilities                       1,512,818    1,214,707
                                                                                                             ---------   ----------
  Land, primarily disposal site  11,804,536    11,337,667  Long-term obligations, less current
  Building and improvements         322,692       150,793   maturities                                       4,676,875    4,094,450
  Vehicles and equipment          4,446,463     3,105,178  Accrued Royalties                                 1,133,728    1,207,591
                                                           Closure obligations                               1,575,184    1,511,647
                                 ----------    ----------
                                 16,573,691    14,593,638  Deferred tax liability                              176,000      161,000
  Less: accumulated depreciation (6,687,319)   (6,224,889) Minority interest                                    61,568       61,564
                                 ----------    ----------                                                    ---------   ----------
                                                              Total liabilities                              9,136,173    8,250,959
                                                                                                             ---------   ----------
  Net property and equipment      9,886,372     8,368,749
                                 ----------    ----------
                                                           Stockholders' equity:
                                                             Preferred stock, authorized 5,000,000 shares,
                                                               $.01 par value; none issued or outstanding      -             -
                                                             Common stock, authorized 50,000,000 shares,
Other assets:                                                  $.10 par value; issued and outstanding
  Cost in excess of net assets o                               18,896,551 shares in 1996 and 18,662,605
    acquired businesses, net of                                 shares in 1995                               1,889,655    1,866,260
    amortization                  1,310,975     1,067,701    Additional paid-in capital                      6,547,715    6,191,110
  Funds held in escrow              985,535       985,535    Change in unrealized losses                        67,046       67,046
  Other                              44,501        41,772    Accumulated deficit                              (311,018)    (738,059)
                                 ----------    ----------                                                    ---------   ----------
  Total other assets              2,341,011     2,095,008    Total stockholders' equity                      8,193,398    7,386,357
                                 ----------    ----------                                                    ---------   ----------
      Total assets              $17,329,571   $15,637,316  Total liabilities & stockholders' equity        $17,329,571  $15,637,316
                                 ==========    ==========                                                   ==========   ==========


  The accompanying notes are an integral part of the consolidated financial statements.

                   GEOWASTE INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                                                    Three Months Ended
                                                                        March 31,
                                                             ------------------------------
                                                                 1996               1995
                                                             -----------        -----------
Net revenues                                                 $ 2,256,873        $ 2,334,924

Cost and expenses:
    Operating                                                  1,111,699          1,337,439
    Selling, general and administrative                          390,449            353,058
                                                             -----------        -----------

Income from operations                                           754,725            644,427

Other income (expense):
    Other income, primarily interest                              48,144             15,580
    Interest expense                                             (90,782)           (92,152)
                                                             -----------        -----------

Income from operations before income taxes                       712,087            567,855

Income tax provision                                             285,046            266,657
                                                             -----------        -----------
Net income                                                   $   427,041        $   301,198
                                                             ===========        ===========
Earnings per common and common equivalent share                    $0.02              $0.02
                                                             ===========        ===========
Weighted average common and common equivalent
 shares                                                       20,407,460         18,881,066
                                                             ===========        ===========










              The accompanying notes are an integral part of the
                      consolidated financial statements.

                   GEOWASTE INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                   Three Months Ended
                                                             -------------------------------
                                                              March 31,           March 31,
                                                                1996                 1995
                                                             ----------           ----------
Cash Flows from operating activities:
  Net income                                                 $  427,041           $  301,198

Adjustments to reconcile net income to net cash provided
 by operating activities:
     Depreciation and amortization                              477,879              637,095
     Non cash interest expense                                    -                   80,823
     Non cash closure costs                                      63,537              165,086
     Loss (gain) on sale of equipment                            (1,179)                 918
     Deferred taxes                                             101,000               -
Changes in assets and liabilities:
     Accounts receivable                                       (232,740)            (118,822)
     Prepaid expenses                                             3,976              (14,149)
     Accounts payable & accrued liabilities                     134,367             (170,629)
     Deferred revenue                                          (211,245)            (371,498)
                                                             ----------           ----------
Net cash provided by operating activities                       762,636              510,022
                                                             ----------           ----------

Cash flows from investing activities:
     Additions to property and equipment                       (737,387)          (1,402,966)
     Proceeds from the sale of equipment                         11,000                  150
     Funds held in escrow and other                               1,953                 (821)
     Acquisition of business, net of cash acquired             (301,522)              -
                                                             ----------           ----------
Net cash used in investing activities                        (1,025,956)          (1,403,637)
                                                             ----------           ----------

Cash flows from financing activities:
     Payment of debt and capital lease obligations             (115,636)            (105,917)
                                                             ----------           ----------
Net cash used in financing activities                          (115,636)            (105,917)
                                                             ----------           ----------

Decrease in cash and cash equivalents                          (378,956)            (999,532)
     Cash and cash equivalents, beginning of period           3,985,459            1,633,398
                                                             ----------           ----------
     Cash and cash equivalents, end of period                $3,606,503           $  633,866
                                                             ==========           ==========









              The accompanying notes are an integral part of the
                      consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)       BASIS OF PRESENTATION

         In the opinion of management, the unaudited consolidated financial statements for the interim periods ended March 31, 1996 and March 31, 1995 reflect all adjustments, including normally recurring accruals, necessary to present fairly the financial condition and results of operations of the Company for and as of the periods and dates indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules of the Securities and Exchange Commission. Operating reports for interim periods are not necessarily indicative of the results that can be expected for a full year. These statements should be read in conjunction with the Company's Annual Report for 1995 on Form 10-K dated March 29, 1996.


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

         The Company paid approximately $175,000 and $90,000 for income taxes and $99,000 and $9,000 for interest during the three months ended March 31, 1996 and March 31, 1995, respectively.

                                                                             3 MONTHS ENDED MARCH 31,
         SIGNIFICANT NON-CASH TRANSACTIONS                                   1996             1995
                                                                             ----             ----
         Purchase of equipment and vehicles
         financed by notes payable.                                                           104,118

         Assumption of debt associated with
         purchase of business                                                614,000

         Capital expenditures included in
         quarter end accounts payable but not
         yet paid                                                            291,184


         Income Taxes


         The current provision for income taxes at March 31, 1996 consists of Federal income tax expense of $138,000 and state income tax expense of $46,000. The deferred income tax provision is $101,000 which represents the use of AMT tax credits. The income tax provision for the period ended March 31, 1995 consisted of $216,000 representing the decrease in the deferred tax asset for the recognition of net operating loss carryforwards and $51,000 for state estimated taxes.



3)       ISSUANCE OF DEBT

         On March 5, 1992, the Company completed a private placement of $3 million in Convertible Subordinated Debentures due March 31, 1997 (the "Debentures"). The Debentures have a term of five years and bear interest at the rate of 8.5% per annum, payable quarterly. Interest is payable in either cash or additional Debentures at the Company's option. The Company utilized the feature of issuing additional Debentures in payment of interest for each quarter since the issuance of the Debentures up to and, including the quarter ended March 31, 1995. Beginning with the second quarter of 1995, the Company chose to pay interest of $82,500 per quarter rather than issue additional Debentures. Total interest paid this year through March 31, 1996 on the Debentures amounts to $85,000. The Debentures are convertible into the Company's common stock at a conversion rate of $1.40 per share. Pursuant to the terms of the Debentures, the Company is obligated to subordinate certain subsequent issuances of debt to the rights of the holders of the Debentures. The Debentures subject the Company to certain covenants, certain prepayment and conversion obligations and certain restrictions with respect to the declaration and payment of dividends.

4)       ACQUISITION

         On March 21, 1996, the Company acquired North Florida Sweeping, Inc. ("NFS"), a street sweeping and solid waste rolloff collection company located in Jacksonville, FL. The consideration given of $1,349,000 consisted of $280,000 of common stock (233,946 shares of the Company's stock valued at $1.197 per share as agreed to between the parties) cash of $355,000, assumption of NFS debt in the amount of $614,000 and 75,000 common stock warrants that are exercisable at $1.25 per share. The Company also extended the warrant agreement to February 2, 1998 to Allen & Company in connection with the purchase of NFS for investment advisory services provided to the Company. The Company assigned a value of $100,000 to this modification in accordance with FASB 123 (accounting for stock based compensation).
         The acquisition was accounted for by the purchase method of accounting, and accordingly, the consideration given has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the assets acquired was approximately $257,000 and has been recorded as goodwill, which is being amortized on a straight line basis over 20 years.

ITEM 2              GEOWASTE INCORPORATED AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Net sales for the quarter ended March 31, 1996 consisted of collection revenues of $818,000, disposal revenues of $1,164,000, transfer revenues of $218,000 and sweeping revenues of $57,000. Collection revenues increased 18%, disposal revenues decreased 19% over first quarter 1995 results. There were no related sweeping revenues for the first quarter of 1995. Sweeping operations commenced on March 22, 1996 with the acquisition of North Florida Sweeping,Inc. ("NFS"), and results are for a partial month. The increase in collection revenues is primarily attributed to higher levels of commercial and municipal services. Lower disposal revenues principally reflect the decreased volumes at the Pecan Row Landfill and excludes all intercompany activity.

         Operating expenses related to the collection, disposal, transfer activities and sweeping for the quarter ended March 31, 1996, consisted of collection expenses of $367,000, disposal expenses of $620,000, transfer expenses of $88,000 and sweeping expenses of $37,000. Costs and expenses for collection operations increased 17% over the first quarter of 1995. Disposal operating costs decreased 34% from the first quarter of 1995. The increases in collection costs were principally related to higher operating levels in 1995. The decrease in disposal costs resulted from 1) decreased volumes compared to the first quarter of 1995 and 2) a reduction in cell related amortization rates due to the Company's obtaining a permit modification to expand the landfill vertically. The Company's cell related amortization rates decreased by $3.40 per ton or $193,000 for the first quarter of 1996. Transfer station cost increased 6% due to increased volumes.

         Selling, general and administrative expenses for collection, disposal and collection activities in the first quarter ended March 31, 1996, were $74,000, $79,000 and $1,000, respectively, as compared to $70,000, $79,000 and
$1,000 for the first quarter of 1995. Sweeping administration expenses for the first quarter of 1996 were $4,000 with no comparable expenses in 1995. Corporate overhead for the most recent three months was $217,000 as compared to $202,000 in the first quarter of 1995. The increase in corporate overhead resulted primarily from increased professional fees and related expenses.

         Net income for the quarter ended March 31, 1996 was $427,000. Higher operating levels and decreased cell related amortization costs during this first quarter of 1996 resulted in a $126,000 improvement over the 1995 first quarter results.

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

                                                                       THREE MONTHS              THREE MONTHS
                                                                          ENDED                     ENDED
                                                                      MARCH 31, 1996            MARCH 31, 1995
                                                                      --------------            --------------
Revenues:
  Disposal                                                               $1,163,356               $1,432,905
  Collection                                                                818,284                  694,728
  Transfer                                                                  218,364                  207,291
  Sweeping                                                                   56,869                   --
                                                                         ----------               ----------
  Total                                                                   2,256,873                2,334,924
Operating Expenses (1)                                                      587,718                  546,445
                                                                         ----------               ----------
Gross Margin before non-cash items                                        1,669,155                1,788,479
Selling, General and Administrative (2)                                  $  158,738               $  142,579
                                                                         ----------               ----------
Operating Cash Flow from disposal,
collection, transfer and sweeping companies (3)                          $1,510,417               $1,645,900
                                                                         ==========               ==========

- ----------------------------
1. Excludes depreciation and non-cash closure costs of $523,981 and $790,994 for period ending March 31, 1996 and 1995, respectively.
2. Excludes amortization expense of $14,223. No corporate overhead has been allocated, $217,488 and $202,697 for the period ending
         March 31, 1996 and 1995, respectively.
3. Capital expenditures were $977,071 and $837,130 for the period ending March 31, 1996 and 1995, respectively which resulted in free cash flow of $533,346 and $808,770 in the related quarters.

Liquidity and Capital Resources

         The Company is in a service industry and has neither significant inventory nor seasonal variations in receivables. At March 31, 1996, the Company had positive working capital of $3,589,370 as compared with $3,958,852 at December 31, 1995. The decrease in working capital resulted primarily from the purchase of NFS in the first quarter of 1996.
         The Company's operating performance is expected to be sufficient to support corporate overhead and other expenses during 1996. Management believes that current working capital and internally generated funds will be sufficient to meet the Company's working capital requirements during 1996.

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

Capital Expenditures

         The Company expects to make capital expenditures on an ongoing basis for improvements to, and expansion of, its landfill and for equipment purchases. The Company estimates that the capital expenditures required for its existing operations will amount to $2,600,000 in 1996. The Company expects that it will fund such estimated capital expenditures from existing cash, cash generated from operations and equipment lease financing.

Acquisitions

         The Company's business strategy includes the acquisition, on financially attractive terms, of additional solid waste management companies as well as related sanitation and infrastructure maintenance business. Such acquisitions may be accomplished through the issuance of the Company's common stock, cash on hand, or may require cash in excess of the Company's current cash available. Although GeoWaste's improved operating results and financial performance are expected to improve its access to any financing which may be necessary to acquire such businesses, there can be no assurance that such additional financing can be obtained on terms acceptable, to the Company.

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

         On March 21, 1996 the Company acquired North Florida Sweeping Inc., ("NFS"), a street sweeping and solid waste roll off collection company located in Jacksonville, Florida. The consideration given of $1,349,000 consisted of $280,000 worth of stock (233,946 shares valued at 1.197 per share), cash of $355,000, assumption of debt in the amount of $614,000 and 75,000 warrants issued at $1.25 per share. The Company also extended the warrant agreement to February 2, 1998 to Allen & Company in connection with the purchase of NFS for investment advisory services provided to the Company. The Company assigned a value of $100,000 to this modification in accordance with FASB 123 (accounting for stock based compensation).

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

Item 5.  Other Information:
                Not applicable

Item 6.  Exhibits and Reports on Form 8-K:

         (a)      Exhibits:

                      Computation of Net Earnings and Net Loss Per Share:

                       Three month period ended March 31, 1996 - Exhibit 11.1 Three month period ended March 31, 1995 - Exhibit 11.2 Financial Data Schedule (for SEC use only) - Exhibit 27

         (b)      Reports on Form 8-K:

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

                                    GEOWASTE INCORPORATED
                                    ---------------------
                                         (Registrant)




                                    /s/ Raymond F. Chase
                                    ----------------------------------------
                                    Raymond F. Chase
                                    Vice President and Chief Financial Officer




May 15, 1996

                                 Exhibit Index


                                                                                              Sequentially
                                                                                              Numbered
Exhibit                                                                                       Pages
- -------                                                                                       -------------
11.1     Computation of Net Earnings Per Share
         for the three month period ended March 31, 1996. . . . . . . . . .. . . . . . . . . . 13

11.2     Computation of Net Earnings Per Share
         for the three month period ended March 31, 1995. . . . . . . . . . . . . . . . . . .  14

27       Financial Data Schedule (for SEC use only)  . . . . . . . . . . . . . . . . . . . . .
