Form 10-Q
period 1996-06-30
GEOWASTE INC
filed 1996-08-14
CIK 102499

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                           -------------------------

                                  FORM 10-Q
(MARK ONE)
   [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                     OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


     FOR THE TRANSITION PERIOD                     to
                               -------------------     -------------------

                        COMMISSION FILE NUMBER 0-9278

                          ---------------------------

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

        Common Stock, $0.10 Par Value, 18,896,551 shares outstanding as of August 7, 1996.


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


                                               PART II:  OTHER INFORMATION


ITEM 1:       LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .   10

ITEM 2:       CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .   10

ITEM 3:       DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .   10

ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . . . . .  .   10

ITEM 5:       OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .   10

ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .   10

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11


                     GEOWASTE INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                  June 30,
         Assets                                     1996        December 31,
                                                 (unaudited)        1995
                                                 -----------    -----------
Current assets:
 Cash and cash equivalents                       $ 4,622,288    $ 3,985,459
 Accounts receivable, net                          1,187,348        871,968
 Prepaid expenses                                    150,697        182,132
 Deferred tax asset                                    6,000        134,000
 Total current assets                              5,966,333      5,173,559
                                                 -----------    -----------

Property and equipment:
 Land, primarily disposal site                    11,992,056     11,337,667
 Building and improvements                           331,005        150,793
 Vehicles and equipment                            4,731,448      3,105,178
                                                 -----------    -----------
                                                  17,054,509     14,593,638
 Less: accumulated depreciation                   (7,235,801)    (6,224,889)
                                                 -----------    -----------
 Net property and equipment                        9,818,708      8,368,749
                                                 -----------    -----------



Other assets:
 Cost in excess of net assets of
  acquired businesses, net of
  amortization                                     1,331,481      1,067,701
 Funds held in escrow                                300,000        985,535
 Other                                                41,915         41,772
                                                 -----------    -----------
 Total other assets                                1,673,396      2,095,008
                                                 -----------    -----------
    Total assets                                 $17,458,437    $15,637,316
                                                 ===========    ===========


                                                  June 30,
     Liabilities and stockholders' equity           1996        December 31,
                                                 (unaudited)        1995
                                                 -----------    -----------
Current liabilities:
 Current maturities of long-term obligations     $   130,276    $   151,019
 Accounts payable                                    120,724        137,308
 Accrued payroll                                      79,846         79,235
 Accrued fees                                        207,026        143,582
 Accrued taxes                                       215,500        149,318
 Accrued other                                       158,318        113,045
 Deferred revenue                                    373,497        441,200
 Total current liabilities                         1,285,187      1,214,707
Long-term obligations, less current              -----------    -----------
 maturities                                        4,481,205      4,094,450
Accrued Royalties                                  1,092,989      1,207,591
Closure obligations                                1,643,820      1,511,647
Deferred tax liability                               194,000        161,000
Minority interest                                     61,600         61,564
                                                 -----------    -----------
 Total liabilities                                 8,758,801      8,250,959
                                                 -----------    -----------
Stockholders' equity:
 Preferred stock, authorized 5,000,000
  shares, $.01 par value;  none issued
  or outstanding
 Common stock, authorized 50,000,000 shares,
  $.10 par value; issued and outstanding
  18,896,551 shares in 1996 and 18,662,605
  shares in 1995                                   1,889,655      1,866,260
 Additional paid-in capital                        6,547,715      6,191,110
 Change in unrealized value                                0         67,046
 Accumulated earnings (deficit)                      262,266       (738,059)
                                                 -----------    -----------
 Total stockholders' equity                        8,699,636      7,386,357
                                                 -----------    -----------
Total liabilities & stockholders' equity         $17,458,437    $15,637,316

   The accompanying notes are an integral part of the consolidated financial statements

                     GEOWASTE INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                         Three Months Ended                          Six Months Ended
                                                              June 30,                                    June 30,
                                                 ----------------------------------          ----------------------------------
                                                    1996                    1995                1996                    1995
                                                 ----------              ----------          ----------              ----------
Net revenues                                     $2,981,818              $2,334,093          $5,238,691              $4,669,017

Cost and expenses:
  Operating                                       1,566,077               1,379,049           2,677,776               2,716,488
  Selling, general & administrative                 573,351                 372,705             963,800                 725,763
                                                 ----------              ----------          ----------              ----------
Income from operations                              842,390                 582,339           1,597,115               1,226,766

Other income (expense):
  Other income, primarily interest                  135,301                  68,764             183,445                  84,344
  Interest expense                                 (107,661)                (92,047)           (198,443)               (184,199)
                                                 ----------              ----------          ----------              ----------
Income from operations
 before income taxes                                870,030                 559,056           1,582,117               1,126,911
                                                 ----------              ----------          ----------              ----------
Income tax provision                                296,746                 277,386             581,792                 544,043

Net income                                       $  573,284              $  281,670          $1,000,325              $  582,868
                                                 ==========              ==========          ==========              ==========
Earnings per common
 and common equivalent share                     $     0.03              $     0.01          $     0.05              $     0.03
                                                 ==========              ==========          ==========              ==========
Weighted average common and
 common equivalent shares                        21,116,053              19,115,801          20,725,484              19,004,310
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

                     GEOWASTE INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                  Six Months Ended
                                                                         ---------------------------------
                                                                          June 30,                June 30,
                                                                            1996                    1995
                                                                         ----------             ----------
Cash Flows from operating activities:
 Net income                                                              $1,000,325             $  582,868

Adjustments to reconcile net income to net cash provided
by operating activities:
  Depreciation and amortization                                           1,045,555              1,274,883
  Non cash interest expense                                                  -                      80,823
  Non cash closure costs                                                    132,173                327,003
  Gain on sale of equipment                                                  (1,179)                (2,709)
  Deferred taxes                                                            161,000                445,243
Changes in assets and liabilities:
  Accounts receivable                                                      (160,906)               309,894
  Prepaid expenses                                                           41,782                (15,719)
  Accounts payable & accrued liabilities                                     78,818               (220,622)
  Deferred revenue                                                          (67,703)              (467,464)
                                                                         ----------             ----------
Net cash provided by operating activities                                 2,229,865              2,314,200
                                                                         ----------             ----------

Cash flows from investing activities:
  Additions to property and equipment                                    (1,439,089)            (1,643,656)
  Proceeds from the sale of equipment                                        11,000                 12,420
  Funds held in escrow and other                                            623,060                 (5,043)
  Purchase of business                                                     (411,522)                  -
                                                                         ----------             ----------
Net cash used in investing activities                                    (1,216,551)            (1,636,279)
                                                                         ----------             ----------

Cash flows from financing activities:
  Proceeds from issuances of debt, net of conversions                        -                     104,118
  Payment of debt and capital lease obligations                            (376,485)              (229,599)
                                                                         ----------             ----------
Net cash used in financing activities                                      (376,485)              (125,481)
                                                                         ----------             ----------

Increase in cash and cash equivalents                                       636,829                552,440
  Cash and cash equivalents, beginning of period                          3,985,459              1,633,398
                                                                         ----------             ----------
  Cash and cash equivalents, end of period                               $4,622,288             $2,185,838
                                                                         ==========             ==========


   The accompanying notes are an integral part of the consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)       BASIS OF PRESENTATION

         In the opinion of management, the unaudited consolidated financial statements for the interim periods ended June 30, 1996 and June 30, 1995 reflect all adjustments, including normally recurring accruals, necessary to present fairly the financial condition and results of operations of the Company for and as of the periods and dates indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules of the Securities and Exchange Commission. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These statements should be read in conjunction with the Company's Annual Report for 1995 on Form 10-K dated March 29, 1996.


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

         The Company paid approximately $265,000 and $140,000 for income taxes and $198,000 and $101,000 for interest during the six months ended June 30, 1996 and June 30, 1995, respectively.

                                                    6 MONTHS ENDED JUNE 30,
         SIGNIFICANT NON-CASH TRANSACTIONS:         1996             1995
                                                    ----             ----
         Purchase of equipment and vehicles
         financed by notes payable.                                  $104,118

         Assumption of debt associated with
         purchase of business                       $614,000

         Income Taxes

         The total provision for income taxes at June 30, 1996 is $582,000.
The current portion of the provision for income taxes at June 30, 1996 consists of Federal income tax expense of $326,000 and state income tax expense of $95,000. The deferred income tax provision of $161,000 primarily represents the utilization of AMT tax credits and depreciation differences.

         The net deferred tax liability at June 30, 1996 consists primarily of basis differences in fixed assets caused by accelerated depreciation used for tax purposes.



3)       ISSUANCE OF DEBT

         On March 5, 1992, the Company completed a private placement of $3 million in Convertible Subordinated Debentures due March 31, 1997 (the "Debentures"). The Debentures have a term of five years and bear interest at the rate of 8.5% per annum, payable quarterly. Interest is payable in either cash or additional Debentures at the Company's option. The Company utilized the feature of issuing additional Debentures in payment of interest for each quarter since the issuance of the Debentures up to and, including the quarter ended March 31, 1995. Beginning with the second quarter of 1995, the Company chose to pay interest of $82,500 per quarter rather than issue additional Debentures. Total interest paid this year through June 30, 1996 on the Debentures amounts to $162,000. The Debentures are convertible into the Company's common stock at a conversion rate of $1.40 per share. Pursuant to the terms of the Debentures, the Company is obligated to subordinate certain subsequent issuances of debt to the rights of the holders of the Debentures. The Debentures subject the Company to certain covenants, certain prepayment and conversion obligations and certain restrictions with respect to the declaration and payment of dividends.

4)       ACQUISITIONS

         (a) On March 21, 1996, the Company acquired North Florida Sweeping, Inc. ("NFS"), a street sweeping and solid waste rolloff collection company located in Jacksonville, FL. The consideration given of $1,349,000 consisted of $280,000 of common stock (233,946 shares of the Company's stock valued at $1.197 per share as agreed to between the parties), cash of $355,000, assumption of NFS debt in the amount of $614,000 and 75,000 common stock warrants that are exercisable at $1.25 per share. The Company also extended the exercise date for warrants issued pursuant to that certain warrant agreement with Allen & Company from August 2, 1996 to February 2, 1998 as consideration for investment advisory services provided to the Company in connection with the purchase of NFS. The Company assigned a value of $100,000 to this modification in accordance with FASB 123 (accounting for stock based compensation).

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

         (b) On August 12, 1996 the company acquired the Spectrum Group, Inc.(d/b/a United Sanitation "United") a collection, recycling and transfer company located in Ocala, Florida. The consideration given was comprised of 2,000,000 shares of common stock, cash of approximately $1,000,000, and assumption of approximately $2,400,000 of debt. This acquisition was also accounted for by the purchase method of accounting.

ITEM 2             GEOWASTE INCORPORATED AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Net revenues for the quarter ended June 30, 1996 consisted of collection revenues of $960,000, disposal revenues of $1,271,000, transfer revenues of $227,000 and sweeping revenues of $524,000. Collection revenues increased 35%, disposal revenues decreased 10% and transfer revenues increased 10% over second quarter 1995 results. There were no related sweeping revenues for the second quarter of 1995. Sweeping operations commenced on March 22, 1996 with the acquisition of North Florida Sweeping,Inc. ("NFS"). Net sales for the six months ended June 30, 1996 consisted of collection revenues of $1,779,000, disposal revenues of $2,434,000, transfer revenues of $445,000 and sweeping revenues of $581,000. The increase in collection revenues is primarily attributed to higher levels of commercial and municipal services. Lower disposal revenues principally reflect the decreased volumes at the Pecan Row Landfill and excludes all intercompany activity.

         Operating expenses related to the collection, disposal, transfer activities and sweeping for the quarter ended June 30, 1996, consisted of collection expenses of $386,000, disposal expenses of $724,000, transfer expenses of $92,000 and sweeping expenses of $364,000. Costs and expenses for collection operations increased 29% over the second quarter of 1995. Disposal operating costs decreased 28% from the second quarter of 1995. The increases in collection costs were principally related to higher operating levels in 1996. The decrease in disposal costs resulted from 1) decreased volumes compared to the second quarter of 1995 and 2) a reduction in cell related amortization rates due to the Company's obtaining a permit modification to expand the landfill vertically. The Company's cell related amortization rates decreased by $3.40 per ton or $208,000 for the second quarter of 1996. Transfer station costs increased 15% due to increased volumes.

         Selling, general and administrative expenses for collection, disposal and transfer activities in the second quarter ended June 30, 1996, were $104,000, $84,000 and $1,000, respectively, as compared to $76,000, $83,000 and
$2,000 for the second quarter of 1995. Sweeping administration expenses for the second quarter of 1996 were $74,000 with no comparable expenses in 1995. Corporate overhead for the most recent three months was $291,000 as compared to $204,000 in the second quarter of 1995. The increase in corporate overhead resulted primarily from increased professional fees and related expenses.
         Net income for the quarter ended June 30, 1996 was $573,000. Higher operating levels, the addition of NFS and decreased cell related amortization costs during this second quarter of 1996 resulted in a $291,000 improvement over the 1995 second quarter results.

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



                                                                         THREE MONTHS              THREE MONTHS
                                                                             ENDED                     ENDED
Revenues:                                                                JUNE 30, 1996             JUNE 30, 1995
                                                                         -------------             -------------
 Disposal                                                                 $1,270,740                $1,414,853
 Collection                                                                  959,523                   712,165
 Transfer                                                                    227,352                   207,075
 Sweeping                                                                    524,203                     --
                                                                          ----------                ----------
 Total                                                                     2,981,818                 2,334,093
Operating Expenses (1)                                                       952,904                   590,629
                                                                          ----------                ----------
Gross Margin before non-cash items                                         2,028,914                 1,743,464
Selling, General and Administrative (2)                                   $  263,217                $  161,088
                                                                          ----------                ----------
Operating Cash Flow from disposal,
collection, transfer and sweeping companies (3)                           $1,765,697                $1,582,376
                                                                          ==========                ==========

- ---------------------------
1. Excludes depreciation and non-cash closure costs of $613,173 and $788,420 for period ending June 30, 1996 and 1995, respectively.
2. Excludes amortization expense of $19,194. No corporate overhead for the periods has been allocated, which was $290,940 and $203,835 for the period ending June 30, 1996 and 1995, respectively.
3. Capital expenditures were $462,018 and $240,690 for the periods ending June 30, 1996 and 1995, respectively which resulted in free cash flow of $1,303,679 and $1,341,686 in the related quarters.

Liquidity and Capital Resources

         The Company is in a service industry and has neither significant inventory nor seasonal variations in receivables. At June 30, 1996, the Company had positive working capital of $4,681,146 as compared with $3,958,852 at December 31, 1995. The increase in working capital resulted primarily from the increased revenues and improved operating efficiencies of the Company's operating entities.
         The Company's operating performance is expected to be sufficient to support corporate overhead and other expenses during 1996. Management believes that current working capital and internally generated funds will be sufficient to meet the Company's working capital requirements during 1996.

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

         On March 21, 1996 the Company acquired North Florida Sweeping Inc., ("NFS"), a street sweeping and solid waste roll off collection company located in Jacksonville, Florida. The consideration given of $1,349,000 consisted of $280,000 worth of stock (233,946 shares valued at 1.197 per share), cash of $355,000, assumption of debt in the amount of $614,000 and 75,000 warrants issued at $1.25 per share. The Company also extended the exercise date for warrants issued pursuant to that certain warrant agreement with Allen & Company from August 2, 1996 to February 2, 1998 as consideration for investment advisory services provided to the Company in connection with the purchase of NFS. The Company assigned a value of $100,000 to this modification in accordance with FASB 123 (accounting for stock based compensation).

         On August 12, 1996 the Company acquired The Spectrum Group, Inc (d/b/a United Sanitation "United") a collection, recycling and transfer company located in Ocala, Florida. The consideration given was comprised of 2,000,000 shares of common stock, cash of approximately $1,000,000, and assumption of approximately $2,400,000 of debt. This acquisition was also accounted for by the purchase method of accounting.

                          PART II:  OTHER INFORMATION

Item 1.        Legal Proceedings:
                     Not applicable.

Item 2.        Changes in Securities:
                     Not applicable.

Item 3.        Defaults upon Senior Securities:
                     Not applicable.

Item 4.        Submission of matters to a Vote of Security Holders:
                     Not applicable.

Item 5.        Other Information:

         On July 29, 1996 and August 1, 1996, Frederick J. Iseman and Kevin R. Kohn, respectively, resigned their positions as members of the Board of Directors of the Company. In connection with the closing of the Spectrum Group, Inc. transaction (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: Acquisitions") Michael D. Paglia has been elected to the Board of Directors replacing Mr. Kohn. The Company intends to fill the remaining vacant seat on the Board of Directors at some time in the future.

Item 6.        Exhibits and Reports on Form 8-K:

               (a)    Exhibits:

                         Computation of Net Earnings and Net Loss Per Share:

                          Three month period ended June 30, 1996 - Exhibit 11.1 Six month period ended June 30, 1996 - Exhibit 11.2

               (b)      Reports on Form 8-K:

                                  Item 5.  Other Events - April 3, 1996
                                           Acquisition of North Florida
                                           Sweeping, Inc.

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


                                   GEOWASTE INCORPORATED
                                   ---------------------
                                       (Registrant)




                                   /s/ Raymond F. Chase
                                   ----------------------------------------
                                   Raymond F. Chase
                                   Vice President and Chief Financial Officer




August 14, 1996

                                 Exhibit Index


                                                                                                       Sequentially
                                                                                                       Numbered
Exhibit                                                                                                Pages
- -------                                                                                                -------------


11.1     Computation of Net Earnings Per Share
         for the three month period ended June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

11.2     Computation of Net Earnings Per Share
         for the six month period ended June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

27       Financial Data Schedule (for SEC use only) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .