Form 10-Q
period 1996-09-30
GEOWASTE INC
filed 1996-11-14
CIK 102499

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q
  (MARK ONE)
         |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE TRANSITION PERIOD                TO
                                             ---------------    ------------

                          COMMISSION FILE NUMBER 0-9278

                                 --------------

                              GEOWASTE INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 -------------

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

                                 Yes  |X|         No  | |

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $0.10 Par Value, 21,011,967 shares outstanding as of November 8, 1996.



================================================================================

                                TABLE OF CONTENTS

                                                                               Page
                                                                               ----
                          PART I: FINANCIAL INFORMATION
ITEM I:  FINANCIAL STATEMENTS (Unaudited)
Consolidated Balance Sheets.....................................................2

Consolidated Statements of Operations...........................................3

Consolidated Statements of Cash Flows...........................................4

Notes to Consolidated Financial Statements......................................5-7


ITEM 2:           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................8-11


                           PART II: OTHER INFORMATION


ITEM 1:           LEGAL PROCEEDINGS.............................................12

ITEM 2:           CHANGES IN SECURITIES.........................................12

ITEM 3:           DEFAULTS UPON SENIOR SECURITIES...............................12

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........12

ITEM 5:           OTHER INFORMATION.............................................12

ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K..............................12

Signatures......................................................................13

                     GEOWASTE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                September 30,
                 Assets                                              1996         December 31,
                                                                  (unaudited)       1995
                                                                ------------     ------------
Current assets:
  Cash and cash equivalents                                     $  2,349,592     $  3,985,459
  Accounts receivable, net                                         2,526,387          871,968
  Prepaid expense & other                                            367,559          182,132
  Deferred tax asset                                                 161,165          134,000
                                                                ------------     ------------
  Total current assets                                             5,404,703        5,173,559
                                                                ------------     ------------

Property and equipment:
  Land, primarily disposal site                                   12,551,741       11,337,667
  Building and improvements                                          340,341          150,793
  Vehicles and equipment                                           8,409,611        3,105,178
                                                                ------------     ------------

                                                                  21,301,693       14,593,638
  Less: accumulated depreciation                                  (7,880,545)      (6,224,889)
                                                                ------------     ------------

  Net property and equipment                                      13,421,148        8,368,749
                                                                ------------     ------------

Other assets:
  Cost in excess of net assets of
    acquired businesses, net of
    amortization                                                   9,653,166        1,067,701
  Covenants not to compete, net of
    amortization                                                      98,333
  Funds held in escrow                                               300,000          985,535
  Other                                                               45,594           41,772
                                                                ------------     ------------
  Total other assets                                              10,097,093        2,095,008
                                                                ------------     ------------

      Total assets                                              $ 28,922,944     $ 15,637,316
                                                                ============     ============

                                                                  September 30,
     Liabilities and stockholders' equity                            1996           December 31,
                                                                 (unaudited)         1995
Current liabilities:
  Current maturities of long-term obligations                   $    471,000     $    151,019
  Accounts payable                                                   976,490          137,308
  Accrued payroll                                                    165,056           79,235
  Accrued fees                                                       241,690          143,582
  Accrued taxes                                                      427,334          149,318
  Accrued other                                                      667,383          113,045
  Deferred revenue                                                   589,926          441,200
                                                                ------------     ------------
  Total current liabilities                                        3,538,879        1,214,707
Long-term obligations, less current
 maturities                                                        6,540,817        4,094,450
Accrued Royalties                                                  1,029,281        1,207,591
Closure obligations                                                1,715,608        1,511,647
Deferred tax liability                                               561,648          161,000
Minority interest                                                     61,632           61,564
                                                                ------------     ------------
  Total liabilities                                               13,447,865        8,250,959
                                                                ------------     ------------
Stockholders' equity:
  Preferred stock, authorized 5,000,000
    shares, $.01 par value;  none issued
    or outstanding
  Common stock, authorized 50,000,000 shares,
    $.10 par value; issued and outstanding
    21,011,967 shares in 1996 and 18,662,605
    shares in 1995                                                 2,101,196        1,866,260
  Additional paid-in capital                                      12,648,485        6,191,110
  Change in unrealized value                                               0           67,046
  Accumulated earnings (deficit)                                     725,398         (738,059)
                                                                ------------     ------------
  Total stockholders' equity                                      15,475,079        7,386,357
                                                                ------------     ------------

Total liabilities & stockholders' equity                        $ 28,922,944     $ 15,637,316
                                                                ============     ============


The accompanying notes are an integral part of the consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                              Three Months Ended             Nine Months Ended
                                                  September 30,                September 30,
                                         ---------------------------    ----------------------------
                                             1996            1995            1996          1995
                                         -----------    ------------    ------------    ------------

Net revenues                            $  3,776,099    $  2,176,717    $  9,014,790    $  6,845,734

Cost and expenses:
    Operating                              2,281,633       1,307,592       4,959,409       4,024,080
    Selling, general & administrative        723,445         386,488       1,687,245       1,112,251
                                        ------------    ------------    ------------    ------------

Income from operations                       771,021         482,637       2,368,136       1,709,403

Other income (expense):
    Other income, primarily interest          41,252          30,422         224,697         114,766
    Interest expense                        (109,002)        (95,280)       (307,445)       (279,479)
                                        ------------    ------------    ------------    ------------

Income from operations
  before income taxes                        703,271         417,779       2,285,388       1,544,690

Income tax provision (benefit)               240,139         (58,043)        821,931         486,000
                                        ------------    ------------    ------------    ------------

Net income                              $    463,132    $    475,822    $  1,463,457    $  1,058,690
                                        ============    ============    ============    ============

Earnings per common
 and common equivalent share            $       0.02    $       0.02    $       0.07    $       0.05
                                        ============    ============    ============    ============

Weighted average common and
 common equivalent shares                 21,536,696      20,176,613      21,162,328      19,591,254
                                        ============    ============    ============    ============




The accompanying notes are an integral part of the consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                  September 30,   September 30,
                                                                -------------------------------
                                                                     1996            1995
                                                                -------------    -------------
Cash Flows from operating activities:
  Net income                                                    $  1,463,457     $  1,058,690

Adjustments to reconcile net income to net cash provided
 by operating activities:
     Depreciation and amortization                                 1,748,495        1,884,180
     Non cash interest expense                                          --             80,823
     Non cash closure costs                                          203,961          479,467
     Gain on sale of equipment                                        (1,179)          (3,208)
     Deferred taxes                                                  141,931          352,000
Changes in assets and liabilities:
     Accounts receivable                                            (787,105)          28,998
     Prepaid expenses                                               (115,346)         (63,866)
     Accounts payable & accrued liabilities                          536,525          (82,847)
     Deferred revenue                                                (82,838)         309,030
                                                               -------------    -------------
Net cash provided by operating activities                          3,107,901        4,043,267
                                                               -------------    -------------

Cash flows from investing activities:
     Additions to property and equipment                          (2,657,247)      (1,733,597)
     Proceeds from the sale of equipment                              11,000           13,170
     Funds held in escrow and other                                  690,010             (744)
     Purchase of business                                         (2,064,922)            --
                                                               -------------    -------------
Net cash used in investing activities                             (4,021,159)      (1,721,171)
                                                               -------------    -------------

Cash flows from financing activities:
     Payment of debt and capital lease obligations                  (722,609)        (318,684)
                                                               -------------    -------------
Net cash used in financing activities                               (722,609)        (318,684)
                                                               -------------    -------------

Increase in cash and cash equivalents                             (1,635,867)       2,003,412
     Cash and cash equivalents, beginning of period                3,985,459        1,633,398
                                                               -------------    -------------
    Cash and cash equivalents, end of period                   $   2,349,592    $   3,636,810
                                                               =============    =============


The accompanying notes are an integral part of the consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)       BASIS OF PRESENTATION

         In the opinion of management, the unaudited consolidated financial statements for the interim periods ended September 30, 1996 and September 30, 1995 reflect all adjustments, including normally recurring accruals, necessary to present fairly the financial condition and results of operations of the Company for and as of the periods and dates indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules of the Securities and Exchange Commission. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These statements should be read in conjunction with the Company's Annual Report for 1995 on Form 10-K dated March 29, 1996.


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

         The Company paid approximately $445,000 and $152,000 for income taxes and $198,000 and $194,000 for interest during the nine months ended September 30, 1996 and September 30, 1995, respectively.

                                                                9 MONTHS ENDED SEPTEMBER 30,
         SIGNIFICANT NON-CASH TRANSACTIONS:                       1996             1995
                                                                  ----             ----
         Purchase of equipment and vehicles
         financed by notes payable.                                            $104,118

         Assumption of debt associated with
         purchase of business                                    $3,310,647


         Income Taxes

         The total provision for income taxes at September 30, 1996 is $822,000. The current portion of the provision for income taxes at September 30, 1996 consists of Federal income tax expense of $550,000 and state income tax expense of $147,000. The deferred income tax provision of $125,000 primarily represents the utilization of AMT tax credits and depreciation differences.

         The net deferred tax liability at September 30, 1996 consists primarily of basis differences in fixed assets caused by accelerated depreciation used for tax purposes.

3)       ISSUANCE OF DEBT

         On March 5, 1992, the Company completed a private placement of $3 million in Convertible Subordinated Debentures due March 31, 1997 (the "Debentures"). The Debentures have a term of five years and bear interest at the rate of 8.5% per annum, payable quarterly. Interest is payable in either cash or additional Debentures at the Company's option. The Company utilized the feature of issuing additional Debentures in payment of interest for each quarter since the issuance of the Debentures up to and, including the quarter ended March 31, 1995. Beginning with the second quarter of 1995, the Company chose to pay interest of $82,500 per quarter rather than issue additional Debentures. Total interest paid this year through September 30, 1996 on the Debentures amounts to $245,000. The Debentures are convertible into the Company's common stock at a conversion rate of $1.40 per share. Pursuant to the terms of the Debentures, the Company is obligated to subordinate certain subsequent issuance's of debt to the rights of the holders of the Debentures. The Debentures subject the Company to certain covenants, certain prepayment and conversion obligations and certain restrictions with respect to the declaration and payment of dividends.

4)       ACQUISITIONS

          (a) On March 21, 1996 the Company acquired North Florida Sweeping Inc., ("NFS"), street sweeping and solid waste roll off collection company located in Jacksonville, Florida. The consideration given of $1,349,000 consisted of $280,000 worth of stock (233,946 shares valued at 1.197 per share), cash of $355,000, assumption of debt in the amount of $614,000 and 75,000 exercisable at $1.25 per share. The Company also extended the exercise date for 2,000,000 warrants previously issued to Allen & Company incorporated from August 2, 1996 to February 2, 1998 as consideration for investment advisory services provided to the Company in connection with the purchase of NFS. The Company assigned a value of $100,000 to this modification in accordance with FASB 123 (accounting for stock based compensation).


               The acquisition was accounted for by the purchase method of accounting, and accordingly, the consideration given has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the assets acquired was approximately $257,000 and has been recorded as goodwill, which is being amortized on a straight line basis over 40 years.


          (b) On August 12, 1996, the Company acquired all of the outstanding capital stock of Spectrum Group, Inc. (d/b/a United Sanitation "United"), a collection, recycling and transfer company located in Ocala, Florida, for cash of approximately $1,000,000 and 2,000,000 shares of common stock valued at $3.125 per share. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired based on their estimated fair values. This allocation has resulted in cost in excess of net assets acquired of approximately $7,500,000, which is being amortized over 40 years on a straight line basis. United's results of operations have been included in the consolidated results of operations since the date of acquisition.

          (c) On August 30, 1996 the Company, through its wholly-owned subsidiary, Spectrum Group, Inc., acquired certain solid waste collection assets of Standard Disposal Services of Florida, Inc. The consideration was comprised of $700,000 in cash, assumption of $580,000 of debt and the issuance of 48,571 shares of common stock, the issuance of said shares being contingent upon, and subject to, reduction if certain revenue projections are not met through November 30, 1996. This acquisition was also accounted for by the purchase method of accounting. The excess of the purchase price over the fair value of the assets acquired was approximately $700,000 and has been recorded as goodwill, which is being amortized on a straight line basis over 40 years.



              The following summarized, unaudited pro forma results of operations for the nine months ended September 30, 1996 and 1995, assume the acquisitions above occurred as of the beginning of the respective periods:

                                          1996                    1995
                                          ----                    ----
Net revenues                          $12,578,000            $9,913,500
Net income                              1,507,500               974,300
Net income per common share           $      0.07            $     0.05

ITEM 2               GEOWASTE INCORPORATED AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Net revenues for the quarter ended September 30, 1996 consisted of collection/recycling revenues of $1,829,000, disposal revenues of $1,207,000, transfer revenues of $217,000 and sweeping revenues of $522,000. Of the collection/recycling revenues, $873,000 is attributed to the contribution made by United which was acquired on August 12, 1996, (please refer to the discussion under "Acquisitions"). Collection/recycling revenues increased 178% over third quarter 1995 results (with 133% being attributable to United), disposal revenues decreased 8% and transfer revenues increased 5%. There were no related sweeping revenues for the third quarter of 1995. Sweeping operations commenced on March 22, 1996 with the acquisition of North Florida Sweeping, Inc. ("NFS"). Net sales for the nine months ended September 30, 1996 consisted of collection and recycling revenues of $3,607,000 ($873,000 for United), disposal revenues of $3,641,000, transfer revenues of $663,000 and sweeping revenues of $1,103,000. Without giving effect to the acquisition of United, collection/recycling revenues increased 32% over prior year levels due principally to the obtaining of two new contracts in the first quarter of 1996. Disposal revenues have decreased approximately 12% due to decreased volumes at the Pecan Row Landfill. All intercompany activity has been excluded.

         Operating expenses related to collection/recycling, disposal, transfer and sweeping for the quarter ended September 30, 1996, consisted of collection/recycling expenses of $1,014,000 ($609,000 for United), disposal expenses of $756,000, transfer expenses of $90,000 and sweeping expenses of $421,000. Costs and expenses for collection/recycling operations increased 243% over the third quarter of 1995 (with 206% being attributed to United). Disposal operating costs decreased 18% from the third quarter of 1996. The increases in collection costs were principally related to expenses associated with the two new contracts referred to above and generally higher operating levels in 1996. The decrease in disposal costs resulted from 1) increased volumes compared to the third quarter of 1996 and 2) a reduction in cell related amortization rates due to the Company's obtaining a permit modification for a vertical expansion of the landfill. The Company's cell related amortization rates decreased by $3.40 per ton or $218,000 for the third quarter of 1996. Transfer station costs increased 2% due to a moderate increase in volumes.

         Selling, general and administrative expenses for collection/recycling, disposal and transfer activities in the third quarter ended September 30, 1996 were $241,000 ($139,000 for United), $99,000, and $2,000, respectively, as compared to $71,000, $73,000, and $1,000, for the third quarter of 1995. Sweeping administration expenses for the third quarter of 1996 were $99,000 with no comparable expenses in 1995. Corporate overhead for the most recent three months was $223,000 as compared to $242,000 in the third quarter of 1995. The decrease in corporate overhead resulted primarily from the classification of certain professional fees of $33,000 as costs of acquisitions.

         Net income for the quarter ended September 30, 1996 was $463,000. Net income for the related quarter in 1995 was $476,000. During the third quarter of 1995 the Company reflected a benefit derived from electing to adopt Section 468 of the Internal Revenue Code (which allows for current deductibility of closure costs subject to certain limitations). Last year's tax provision was adjusted in the third quarter to reflect this election. There was no corresponding benefit for the third quarter of 1996. Year to date net income for 1996 has increased $405,000, over 1995 year to date amounts, due to increased operating levels, the effects of growth through new business and acquisitions and decreased cell related amortization costs.

             SELECTED FINANCIAL DATA OF THE REGISTRANT'S OPERATIONS

The table below sets forth certain financial data of the Company's collection/recycling, transfer and disposal operations in Georgia and Florida. These operating results do not include the corporate overhead expenses of the parent, which are associated with the operation of the Company as a public entity and the pursuit of the Company's business strategy of acquiring additional solid waste management and related sanitation and infrastructure maintenance businesses. The Company believes that the operating information set forth below is an accurate representation of the operating results of such collection/recycling, transfer and disposal operations on a stand-alone basis.





                                                              Three Months       Three Months
                                                              Ended              Ended
Revenues:                                                     Sept 30, 1996      Sept 30, 1995
                                                              -------------      -------------
 Disposal                                                       $  1,207,340     $  1,312,976
 Collection/Recycling                                              1,829,490          658,128
 Transfer                                                            217,300          205,613
 Sweeping                                                            521,969             --
                                                                ------------     ------------
 Total                                                             3,776,099        2,176,717
Operating Expenses (1)                                             1,570,439          559,624
                                                                ------------     ------------
Gross Margin before non-cash items                                 2,205,660        1,617,093
Selling, General and Administrative (2)                              442,099          136,840
                                                                ------------     ------------
Operating Cash Flow from disposal,
collection, transfer and sweeping companies (3)                 $  1,763,561     $  1,480,253
                                                                ============     ============



1. Excludes depreciation and non-cash closure costs of $711,194 and $747,968 for the period ending September 30, 1996 and 1995, respectively.

2. Excludes amortization expense of $57,631. No corporate overhead for the periods has been allocated. Actual corporate overhead was $223,715 and $241,866 for the period ending September 30, 1996 and 1995, respectively.

3. Capital expenditures were $1,218,158 and $194,059 for the periods ending September 30, 1996 and 1995, respectively which resulted in free cash flow of $545,403 and $1,286,194 in the related quarters.


Liquidity and Capital Resources

         The Company is in a service industry and has neither significant inventory nor seasonal variations in receivables. At September 30, 1996, the Company had positive working capital of $1,865,824 as compared with $3,958,852 at December 31, 1995. The decrease in working capital resulted primarily from amounts expended for acquisitions and capital expenditures and was partially offset by increased revenues and improved operating efficiencies at the Company's operating entities in Georgia.

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

Capital Expenditures

         The Company expects to make capital expenditures on an ongoing basis for improvements to, and expansion of, its landfill and for equipment purchases. The Company estimates that the capital expenditures required for its existing operations will amount to $2,900,000 in 1996. The Company expects that it will fund such estimated capital expenditures from existing cash, cash generated from operations and equipment lease financing.

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

         On March 21, 1996 the Company acquired North Florida Sweeping Inc., ("NFS"), a street sweeping and solid waste roll off collection company located in Jacksonville, Florida. The consideration given of $1,349,000 consisted of $280,000 worth of stock (233,946 shares valued at 1.197 per share), cash of $355,000, assumption of debt in the amount of $614,000 and 75,000 warrants exercisable at $1.25 per share. The Company also extended the exercise date for 2,000,000 warrants previously issued to Allen & Company Incorporated from August 2, 1996 to February 2, 1998 as consideration for investment advisory services provided to the Company in connection with the purchase of NFS. The Company assigned a value of $100,000 to this modification in accordance with FASB 123 (accounting for stock based compensation).

         On August 12, 1996, the Company acquired all of the outstanding capital stock of Spectrum Group, Inc. (d/b/a United Sanitation "United"), a collection, recycling and transfer company located in Ocala, Florida, for cash of approximately $1,000,000 and 2,000,000 shares of common stock valued at $3.125 per share. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired based on their estimated fair values. This allocation has resulted in cost in excess of net assets acquired of approximately $7,500,000, which is being amortized over 40 years on a straight line basis. United's results of operations have been included in the consolidated results of operations since the date of acquisition.

         On August 30, 1996 the Company, through its wholly-owned subsidiary, Spectrum Group, Inc., acquired certain solid waste collection assets of Standard Disposal Services of Florida, Inc. The consideration was comprised of $700,000 in cash, assumption of $580,000 of debt and the issuance of 48,571 shares of common stock, the issuance of said shares being contingent upon, and subject to, reduction if certain revenue projections are not met through November 30, 1996. This acquisition was also accounted for by the purchase method of accounting.


The following summarized, unaudited pro forma results of operations for the nine months ended September 30, 1996 and 1995, assume the acquisitions above occurred as of the beginning of the respective periods:

                                                                     1996                     1995
                                                                     ----                     ----
Net revenues                                                    $ 12,578,000     $  9,913,500
Net income                                                         1,507,500          974,300
Net income per common share                                     $       0.07     $       0.05

         PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings:
                           Not applicable.

Item 2.  Changes in Securities:
                           Not applicable.

Item 3.  Defaults upon Senior Securities:
                           Not applicable.

Item 4.  Submission of matters to a Vote of Security Holders:
                           Not applicable.

Item 5.  Other Information:

     On July 29, 1996 and August 1, 1996, Frederick J. Iseman and Kevin R. Kohn, respectively, resigned their positions as members of the Board of Directors of the Company. In connection with the acquisition of Spectrum Group, Inc. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: Acquisitions") Michael D. Paglia has been elected to the Board of Directors replacing Mr. Kohn. The Company intends to fill the remaining vacant seat on the Board of Directors at some time in the future.

Item 6.  Exhibits and Reports on Form 8-K:

           (a)  Exhibits:

                    Computation of Net Earnings and Net Loss Per Share:

                    Three month period ended September 30, 1996 - Exhibit 11.1
                    Nine month period ended September 30, 1996   - Exhibit 11.2

                    Financial Data Schedule (for SEC use only) - Exhibit 27


           (b)  Reports on Form 8-K:

                        Item 5.

                                 Other Events - August 27,1996
                                 Acquisition of Spectrum Group, Inc.
                                 Filed the financial statements of Spectrum
                                 Groups, Inc. and Proforma Financial Statements

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GEOWASTE INCORPORATED
                                  --------------------------------
                                  (Registrant)

                                   /s/ Raymond F. Chase
                                   -------------------------------
                                   Raymond F. Chase
                                   Vice President and Chief Financial Officer




November 14, 1996

                                  Exhibit Index

                                                                           Sequentially
                                                                           Numbered
Exhibit                                                                    Pages
-------                                                                    -----
11.1     Computation of Net Earnings Per Share
         for the three month period ended September 30, 1996.............    15

11.2     Computation of Net Earnings Per Share
         for the nine month period ended September 30, 1996..............    16

27       Financial Data Schedule (for SEC use only)......................