Form 10-K
period 1996-12-31
GEOWASTE INC
filed 1997-03-31
CIK 102499

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                          COMMISSION FILE NUMBER 0-9278



                              GEOWASTE INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                 36-2751684
(STATE OR OTHER JURISDICTION OF INCORPORATION)  (IRS EMPLOYMENT IDENTIFICATION
                                                            NO.)

             SUITE 700, 100 WEST BAY STREET, JACKSONVILLE, FL 32202
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       Registrant's telephone number, including area code: (904) 353-5033

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.10 PAR VALUE

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

          Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

          The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $43,271,810 at March 17, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management policies of the registrant, or that such person is controlled by or under common control with the registrant.

          At March 17, 1997 the registrant had issued and outstanding an aggregate of 21,265,829 shares of its common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III, as set forth herein.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

          GeoWaste Incorporated (the "Company" or "GeoWaste") is a holding company which was incorporated in the State of Delaware under the name Utah Shale Land & Minerals Corporation in 1971. The Company, through its subsidiaries, is in the business of owning, operating and acquiring non-hazardous, solid waste collection, transportation and transfer companies and disposal facilities and related sanitation and infrastructure maintenance businesses.

          GeoWaste's solid waste services operations consist of a solid waste collection and disposal company located in Valdosta, Georgia, a solid waste collection, transfer, materials recovery facility and portable toilet company based in Ocala, Florida, a solid waste transfer location in St. Augustine, Florida, a solid waste collection and street sweeping business in Jacksonville, Florida and street sweeping operations located in Miami, Tallahassee, Ft. Walton Beach and Pensacola, Florida. Solid waste management and related services accounted for 100% of the Company's total consolidated revenue in 1996. With the exception of David Joseph Company which accounted for approximately 14% of the Company's revenue in 1996, no customer accounted for more than 10% of GeoWaste's revenue in 1996. Fees paid to GeoWaste by its solid waste collection customers (including charges paid by such customers for disposal) accounted for approximately 44% of GeoWaste's revenue during 1996. Transfer and disposal services provided to municipalities, counties and other waste management companies accounted for approximately 41% of such revenue and related sanitation services accounted for approximately 15%.

          On March 21, 1996, the Company acquired North Florida Sweeping, Inc. ("NFS"), a roll-off collection and street sweeping company based in Jacksonville, Florida with annual revenues of approximately $1,700,000. On August 12, 1996, the Company acquired Spectrum Group, Inc. d/b/a United Sanitation ("United Sanitation"), a company based in Ocala, Florida which owns and operates solid waste collection, transportation, recycling and transfer facilities and related solid waste management operations with annual revenues of approximately $6,000,000. On August 30, 1996, the Company purchased certain equipment and accounts receivable of Standard Disposal Services of Florida, Inc. ("Standard") with annual revenues of approximately $1,200,000.

          Unless the context indicates to the contrary, all statistical and financial information under Item 1 of this report is given for the period ended December 31, 1996.

COLLECTION

          Through its wholly-owned subsidiaries, GeoWaste of GA, Inc. ("GEOW/GA"), GeoWaste of FL, Inc. ("GEOW/FL"), NFS and United Sanitation, the Company provides solid waste collection services to residential, commercial and industrial customers in South Georgia and Northern Florida.

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

TRANSFER

          The Company, through United Sanitation, operates a solid waste transfer facility in Ocala, Florida. The facility holds a permit from the Florida Department of Environmental Protection to accept, process and transfer up to 600 tons per day of solid waste and under its zoning approval from Marion County, Florida, may accept solid waste generated from the Florida Counties of Marion, Lake, Flagler, Levy, Alachua, Sumter, Volusia and Citrus.

          GeoWaste also holds a ten year contract to provide solid waste transfer and transportation services to the City of St. Augustine, Florida. The contract requires the Company to design, permit, construct and operate a transfer station for the loading, removal, and disposal at GeoWaste's Pecan Row Landfill of approximately 45 tons per day of municipal solid waste from the City. GeoWaste, through GEOW/GA, began operation of an interim, temporary transfer station in October of 1994. The Company and the City of St. Augustine are presently finalizing the location and ownership of the permanent facility.

RECYCLING

          United Sanitation operates a materials recovery facility in Ocala, Florida which accepts, processes, and sells corrugated cardboard ("OCC"), newsprint ("ONP"), office paper ("OFP"), ferrous and non-ferrous metals. These recyclable materials are brought to the facility either by recyclable collection vehicles operated by United Sanitation or under contractual arrangements with third parties. After delivery, all non-recyclable material is removed and the remaining recyclables are baled and stored until shipped to end users, which are under long term agreements with the Company.

STREET SWEEPING

          The Company, through its wholly owned subsidiaries, NFS and GEOW/FL, provides street sweeping services in Jacksonville, Ft. Walton Beach, Tallahassee, Pensacola and Miami, Florida. Substantially all of the street sweeping activities are performed under contracts with city, county or State public works or transportation departments and range in duration from two to five years.


DISPOSAL

          GEOW/GA operates one solid waste disposal facility, the Pecan Row Landfill, in Valdosta, Lowndes County, Georgia. The landfill commenced operation on November 5, 1991. The landfill was constructed and is operated pursuant to a solid waste handling permit issued by the Georgia Environmental Protection Division. The original permit authorized the disposal of nonhazardous solid waste on 46 acres of the site, with a total permitted volume of approximately
1.8 million tons. On February 2, 1996 the Company received a modified permit for the Landfill which modified the base and height of the facility and which increased the disposal capacity of the facility by 1,467,800 million tons, resulting in a total available capacity of 2,642,268 tons. The Company estimates that based on current volumes, the remaining life of the landfill as of December 31, 1996 is approximately ten years. The permit, as modified, has no termination date, places no restriction on daily volumes, nor restricts the geographical origin of the waste which may be disposed of at the Landfill.

          The Company has applied for and is awaiting approval of another modification to the permit of Pecan Row Landfill which, by increasing the footprint of the landfill, will add 1,500,000 tons of capacity, resulting in over 4,200,000 tons of remaining airspace for the disposal of solid waste. Upon receipt of the permit modification from the Georgia Department of Natural Resources, Environmental Protection Division ("GAEPD"), the Company believes remaining life of the Pecan Row Landfill will be 23 years, based on 1996 average daily tonnage of 868 tons.

         On March 25, 1996, GeoWaste, through its wholly-owned subsidiary, Low Brook Development, Inc. ("Low Brook"), entered into an option to purchase 420 acres of land near GEOW/GA's Pecan Row Landfill. The initial option term expires on March 24, 1998 and may be extended for one additional term to March 24, 2000. On March 11, 1997, Low Brook received confirmation from the local zoning authority for Lowndes County, Georgia, that the development of the 420 acres as municipal solid waste landfill is a permitted use and conforms to local zoning ordinances. Low Brook is currently reviewing the costs and timing associated with the permitting of this property, which, if obtained, would yield substantial capacity for the disposal of solid waste.

          Suitable sanitary landfill facilities have become increasingly difficult to obtain because of land scarcity, local resident opposition and expanding governmental regulation. As GeoWaste's Pecan Row Landfill or future facilities become filled, the solid waste disposal operations of the Company are and will continue to be materially dependent on its ability to purchase, lease or obtain operating rights for additional sites and obtain the necessary permits from regulatory authorities to operate them. There can be no assurance that permit modifications to the Pecan Row Landfill or new permits for additional sites, including the property under option by Low Brook, can be obtained.

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

          RESOURCE CONSERVATION AND RECOVERY ACT ("RCRA"). RCRA regulates the generation, treatment, storage, handling, transportation and disposal of hazardous and solid waste and requires states to develop programs to insure the safe disposal of solid waste in sanitary landfills. RCRA divides solid waste into two groups, hazardous and nonhazardous. Wastes are generally classified as hazardous wastes if they: (i) either (a) are specifically included on a list of hazardous wastes or (b) exhibit certain characteristics; and (ii) are not specifically designated as nonhazardous. Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as nonhazardous. Among the wastes that are specifically designated as nonhazardous waste are household waste and various types of special waste. These wastes, which will be accepted at the Company's landfills, may contain incidental hazardous substances.

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

          THE FEDERAL WATER POLLUTION CONTROL ACT ("CLEAN WATER ACT"). The Clean Water Act established rules regulating the discharge of pollutants from a variety of sources, including solid waste disposal sites, into waters of the United States. For any discharge, the Clean Water Act would require the Company to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges. Also, virtually all landfills are required to comply with the new federal storm water regulations, which are designed to prevent possibly contaminated storm water from flowing into surface waters.

          COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT ("CERCLA"). CERCLA addresses problems created by the release of any hazardous substance into the environment. CERCLA's primary mechanism for remedying such problems is to impose strict joint and several liability for cleanup of facilities among all past and current owners and operators of the site as well as the generators and the transporters who arranged for disposal and transportation of hazardous substances. The costs of CERCLA cleanup can be very substantial. Liability under CERCLA does not depend upon the existence or disposal of "hazardous waste" but can also be founded upon the existence of even very small amounts of the more than 1,000 "hazardous substances" listed by the EPA.

          THE CLEAN AIR ACT, AS AMENDED ("CLEAN AIR ACT"). The Clean Air Act provides for federal, state and local regulation of the emission of air pollutants and is applicable to landfills. The EPA has proposed new source performance standards regulating overall air emissions from solid waste landfills. The EPA may also issue regulations controlling the emissions of particular air pollutants from solid waste landfills. Moreover, landfills located in areas with air pollution problems may be subject to even more extensive air pollution controls.

          STATE AND LOCAL REGULATIONS. The States of Georgia and Florida, as well as those states in which the Company may operate in the future, have laws and regulations governing the generation, handling, transfer, transportation and disposal of solid waste, water and air pollution and, in most cases, the design, operation, maintenance, closure and post-closure maintenance of landfills.

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

          Public opposition to the siting and operation of landfills has led many states, including Georgia and Florida, to enact legislation at the state and/or local level which attempts to prohibit or greatly restrict the interstate and intrastate movement of solid waste. Recent decisions by the United States Supreme Court recognize that the Commerce Clause of the United States Constitution imposes substantial limits upon the ability of state and local governments to restrict the movement of solid waste across state lines. Legislation has been introduced in the United States Congress which attempts to restrict interstate and intrastate waste transportation. For the foreseeable future, the Company, like all others in the solid waste industry, faces uncertainty regarding the circumstances under which it will be able to accept out-of-state waste for disposal at its facility. A significant portion of the solid waste volume disposed of at the Company's Pecan Row Landfill is generated from outside the State of Georgia.

COMPETITION

          GeoWaste encounters competition, primarily in the pricing and rendering of services, from various sources in all phases of its operations. In solid waste collection operations, competition is encountered, for the most part, from national, regional and local collection companies, some of which have substantially greater financial, marketing and other resources than the Company. Additionally, solid waste collection competition is encountered from municipalities and counties which, through use of tax revenues, may be able to provide services at lower direct charges to the customer than those charged by private sector companies. In the solid waste disposal operations, competition is encountered primarily from municipalities, counties, local governmental agencies, and other national or regional waste management companies, some of which have substantially greater financial, marketing and other resources than the Company. In the street sweeping business, competition is encountered primarily from municipalities and local or regional street sweeping companies.

INSURANCE

          The Company currently maintains liability insurance coverage for occurrences under various environmental impairment, primary casualty and excess liability insurance policies.

          The Company has secured Environmental Impairment Liability Insurance in amounts believed to be sufficient to offset an unforeseen occurrences. The Company currently maintains $1,000,000 of loss coverage. However, in the event an environmental impairment exceeds the loss coverage, the Company's financial condition could be adversely affected.

          In 1991, as required by law, the Company established a trust fund for the benefit of the State of Georgia securing the closure and post-closure care of the Pecan Row Landfill. As of December 31, 1995, this trust fund had a balance of $685,535. In December 1995, the Company was successful in obtaining a surety bond which can be used as an alternative to the continued maintenance of the trust fund. The surety bond requirement of depositing $300,000 as collateral was met in December 1995. At that time the trust fund was terminated and the Company received the trust fund balance during the second quarter of 1996.

          Operating expenses include the estimated costs of closure and post-closure care for the Pecan Row Landfill. Such costs are based upon actual landfill capacity utilized in each operating period.

          From time to time, the Company may be required to post performance bonds, financial assurances or bank letters of credit issued by surety companies which act as a financial guarantee of the Company's performance.

EMPLOYEES

          At December 31, 1996, GeoWaste and its subsidiaries employ a total of 193 persons in its operations. None of GeoWaste's employees are represented by labor unions under collective bargaining agreements. The Company believes it maintains good employee relations.

ITEM 2.  PROPERTIES

          The Company's principal real estate interest is its Pecan Row Landfill in Valdosta, Georgia.

          The Company leases 2,000 square feet of executive office space at Suite 700, 100 West Bay Street, Jacksonville, Florida. The Company is also party to a lease for approximately 155,000 square feet of land and buildings in Ocala, Florida which is used for the operations of United Sanitation and various short term leases for smaller parcels of property in Miami, Tallahassee, and Pensacola, Florida which are used for the parking of street sweepers.

          The principal fixed assets of the Company consist of land which is owned, land improvements and heavy equipment at the Pecan Row Landfill, the collection and transportation company in Valdosta, Georgia, and the collection and street sweeping company in Jacksonville, Florida. The heavy equipment, which is owned or leased, includes collection vehicles, refuse compactors, bulldozers, scrapers, backhoes, loaders, transfer trailers, and miscellaneous other equipment used in transfer and disposal operations.

          The Company's interest in the Uinta Basin Limited Partnership which held 19,200 acres of land in Uinta Basin, Uinta County, Utah was terminated in October 1996 with the sale of the Company's interest in the land for $656,920.

          As of December 31, 1996, aggregate annual rental payments on real estate leased by the Company and its subsidiaries was $117,000.

ITEM 3.  LEGAL PROCEEDINGS

         On December 31, 1996, the Company filed suit in the Federal District Court for the Eastern District of Florida against the former shareholders of NFS alleging, among other things, fraud in the inducement to the acquisition of the capital stock of NFS. The Company is seeking recission of the transaction. The Company intends to vigorously pursue resolution of the matter and does not believe the proceeding will have a material adverse effect on the financial condition of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth the name, age and position held by each executive officer of the Company as of December 31, 1996.

NAME                     AGE     POSITION WITH THE COMPANY

Amy C. MacF. Burbott     46      President, Chief Executive Officer and Director

Raymond F. Chase         41      Vice President, Chief Financial Officer,
                                 Treasurer and Secretary

John A. Paglia           35      Vice President

Michael D. Paglia        33      Vice President and Director


          AMY C. MACF. BURBOTT. Ms. Burbott has served as President and Chief Executive Officer of GeoWaste since May 1996 and has served as Director since July 1991 (including having served as Chairman of the Board from February 1995 to May 1996). Ms. Burbott also served as President and Chief Executive Officer of the Company from July 1991 until February 1995. From January 1991 to July 1991, Ms. Burbott was engaged in the development of various solid waste projects through a corporation she controlled. Prior to January 1991, Ms. Burbott served as Eastern Region Vice President and General Counsel of Waste Management, Inc., an national waste services company.

          RAYMOND F. CHASE. Mr. Chase joined the Company as Controller and Treasurer in July 1991. He was named a Vice President of the Company in April 1994 and was named Secretary and Chief Financial Officer on February 1, 1995. From January 1990 through June 1991 he served as the Controller of a national solid waste equipment leasing company, Olympic Compactor Rentals. From 1987 to 1990 he was the Controller for Waste Management of North America, Inc.'s collection and transportation subsidiary based in Southeastern Massachusetts.

          JOHN A. PAGLIA. Mr. Paglia joined to the Company as a Vice President in August 1996 upon the Company's acquisition of United Sanitation. From July 1993 to August 1996 Mr. Paglia had served as an officer and owner of United Sanitation. From 1989 to July 1993, he was a general manager for Commercial Metals Company.

          MICHAEL D. PAGLIA. Mr. Paglia joined the Company as a Vice President and Director in August 1996 upon the Company's acquisition of United Sanitation. From July 1993 to August 1996 Mr. Paglia had served as an officer and owner of United Sanitation. From 1989 to July 1993, he was the general manager for the Northern Florida operations of Commercial Metals Company.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

          The Company's Common Stock is traded over-the-counter on The Nasdaq Small-Cap Market under the symbol "GEOW". The following table set forth the periods indicated the high and low bid prices on The Nasdaq Small-Cap Market.


                                 LOW BID         HIGH BID
     1996                          PRICES        PRICES
                                 ---------      --------
     First Quarter               $1.00             $1.75
     Second Quarter               1.56              4.69
     Third Quarter                2.62              4.50
     Fourth Quarter               1.75              3.37

     1995
     First Quarter               $0.44             $0.63
     Second Quarter               0.50              0.69
     Third Quarter                0.66              2.00
     Fourth Quarter               0.75              1.31

          As of March 26, 1997, there were 4,821 stockholders of record of the Company's Common Stock.

          The Company did not pay any dividends in 1996, 1995 or 1994, nor does the Company expect to pay any dividends in the foreseeable future.

          Pursuant to the terms of a Purchase Agreement dated March 5, 1992, the Company is prohibited (with certain limited exceptions), from paying dividends on its common stock if the aggregate amount of all such payments from and after March 5, 1992 exceeds (i) 50% of the net after tax income of the Company, plus
(ii) 100% of any amounts received by the Company from the issuance of its equity securities or certain subordinated debt securities, less (iii) 100% of all losses.

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

ITEM 6.  SELECTED FINANCIAL DATA OF THE REGISTRANT

SELECTED FINANCIAL DATA OF THE REGISTRANT

          The following selected consolidated financial data are derived from the Company's audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and the notes thereto included at Item 8 herein.

                                                                        Year Ended December 31,

                                                 ---------------------------------------------------------------------------------
                                                        1996           1995            1994            1993            1992
                                                 ---------------------------------------------------------------------------------
                                                                (in thousands, except per share amounts)

STATEMENT OF OPERATIONS DATA:
Total revenue                                             $13,703        $ 8,933         $ 6,967         $ 4,806         $ 2,205
                                                          -------        -------         -------         -------         -------
Net income (loss)                                           1,708          1,462           1,189           (218)         (1,878)
                                                       ==========      =========       =========       =========        ========
Net income (loss) per common share                    $       .08      $     .07       $     .06       $   (.01)        $  (.10)
                                                      ===========      =========       =========       =========        ========
Weighted average number of common
shares outstanding                                         21,839         19,526          18,851          18,638          18,542



                                                                        Year Ended December 31,

                                                 ---------------------------------------------------------------------------------
                                                        1996           1995            1994            1993            1992
                                                 ---------------------------------------------------------------------------------
                                                                             (in thousands)

BALANCE SHEET DATA:
Cash                                                      $ 3,058        $ 3,985         $ 1,633         $ 1,209        $    898
Working capital                                           (2,777)          3,959           1,335           1,244             816
Total assets                                               30,618         15,637          14,528          11,293          10,812
Long-term obligations                                       6,022          7,036           6,723           5,918           5,355
Shareholders' equity                                       15,983          7,386           5,848           4,667           4,712

SELECTED FINANCIAL DATA OF THE REGISTRANT'S GEORGIA AND FLORIDA OPERATIONS

          The table below sets forth certain financial data of the Company's collection, transfer, recycling, disposal and sweeping operations in Georgia and Florida. These operating results do not include the corporate administrative expenses of the parent, which are associated with the operation of the Company as a public entity and the pursuit of the Company's business strategy of acquiring additional disposal, collection and related sanitation operations. The Company believes that the operating information set forth below is an accurate representation of the operating results of the Georgia and Florida operations on a stand-alone basis.

                                                YEAR ENDED            YEAR ENDED            YEAR ENDED
                                               DECEMBER 31,          DECEMBER 31,          DECEMBER 31,
                                                    1996                 1995                  1994
                                               --------------        --------------        -------------
Revenues:
    Disposal                               $      4,761,891             $5,380,333        $4,222,257
    Collection                                    6,048,760              2,743,446         2,542,868
    Transfer                                        924,123                808,749           201,865
    Recycling                                       529,489                     -                -
    Sweeping                                      1,438,445                     -                -
                                           ----------------          -------------     -------------
         Total                                   13,702,708              8,932,528         6,966,990
Non-cash operating expenses (1)                   5,558,113              2,169,150         1,854,410
                                           ----------------          -------------     -------------
Gross Margin before
    non-cash items                                8,144,595              6,763,378         5,112,580
Selling, General and
    Administrative (2)                            1,546,727                590,733           496,377
                                           ----------------           ------------     -------------
Earnings before interest, taxes,
    depreciation, and amortization
    for non-corporate operating
    companies                             $       6,597,868             $6,172,645        $4,616,203
                                          =================             ==========        ==========

1. Excludes depreciation, amortization and non-cash closure costs of $2,670,736, $3,038,100, and $2,321,941 in 1996, 1995 and 1994,
       respectively.

2. Excludes amortization expenses of $155,671 in 1996, $71,192 in 1995 and $31,143 in 1994. No corporate overhead has been allocated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS OF THE REGISTRANT

1996 COMPARED WITH 1995

          Net revenues for the year ended December 31, 1996 consisted of collection revenues of $6,049,000, disposal revenues of $4,762,000, transfer station revenues of $924,000, recycling revenues of $529,000 and sweeping revenues of $1,438,000. Collection revenues increased 120%, disposal revenues decreased 12%, and transfer revenues increased 14%. There were no related recycling or sweeping revenues in 1995. Of the 120% increase in collection revenues, 82% was attributable to the operations of NFS, United and Standard which were acquired during 1996. Of the 14% increase in transfer station revenues, 9% was associated with the newly acquired companies. Lower disposal revenues reflect the decreased volumes at the Pecan Row Landfill combined with more competitive pricing. Daily tonnage at the landfill decreased 2% to 868. However, lower pricing for special waste customers accounted for 9% of the total 12% decrease. All intercompany activity has been eliminated.

          Operating expenses related to the collection, disposal, transfer, recycling and sweeping activities for 1996, consisted of collection expenses of $3,231,000, disposal expenses of $2,913,000, transfer station expenses of $421,000, recycling expenses of $542,000, and sweeping expenses of $1,122,000. Collection expenses increased 166% over 1995, disposal expenses decreased 20%, and transfer expenses increased 26%. There were no related recycling or sweeping expenses in 1995. Of the 166% increase in collection expenses, 137% was attributable to the acquisitions in 1996. Of the 26% increase in transfer station expenses, 21% was associated with the acquired companies. The decrease in disposal expenses resulted from a combination of decreased volumes and a reduction in cell related amortization rates due to the Company's obtaining a permit modification in the first quarter of 1996 to vertically expand the landfill.

          Selling, general, and administrative expenses for collection, disposal, transfer, recycling and sweeping activities (excluding corporate administrative expenses) for 1996, were $839,000, $369,000, $23,000, $51,000 and
$265,000, respectively. Corporate administrative expenses were $1,078,000 for the year ended December 31, 1996.

          Net income for the year ended December 31, 1996 was $1,708,000 compared to $1,462,000 in 1995. This improvement was principally due to the sale of the Unita Partnership land in the fourth quarter of 1996. The Company's working capital was a negative $2,777,000 compared with a positive $3,959,000 at December 31, 1995. The decrease in working capital is a result of the Company's $3,884,265 of subordinated debentures being due in the current period and cash used for acquisitions in 1996.

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

          Selling, general, and administrative expenses for collection, disposal, and transfer station activities (excluding corporate administrative expenses) for 1995, were $270,000, $316,000 and $5,000, respectively. Corporate administrative expenses were $862,000 for the year ended December 31, 1995.

          Net income for the year ended December 31, 1995 was $1,462,310 compared to $1,190,000 in 1994. This improvement was principally due to an increase in average daily volumes at the Pecan Row Landfill. The Company's working capital was $3,959,000 in 1995 compared to $1,335,000 in 1994. The increase in working capital resulted from the Company's improved operating performance.

LIQUIDITY AND CAPITAL RESOURCES OF THE REGISTRANT

          The Company is in a service industry and has neither significant inventory nor seasonal variations in receivables. At December 31, 1996, the Company had negative working capital of $2,777,000 as compared with a positive working capital of $3,959,000 at December 31, 1995. The decrease in working capital is a result of the Company's $3,884,265 of subordinated debentures being due in the current period and cash used for acquisitions in 1996.

          The Company's operating performance was sufficient to support corporate overhead and other expenses during 1996. Management believes that current working capital and internally generated funds will be sufficient to meet the Company's working capital requirements for fiscal year 1997.

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

          The Company expects to make capital expenditures on an ongoing basis for improvements to, and expansion of, its landfill and for equipment purchases. The Company estimates that the capital expenditures required for its existing operations will amount to $4,425,000 almost half of which will be used for the construction of a new 4 acre disposal cell and construction costs associated with the expected receipt of a permit modification which will increase the footprint of the Pecan Row Landfill in 1997. The Company expects that it will fund such estimated capital expenditures from existing cash, cash generated from operations, equipment lease financing, and other financing.

          The Company's business strategy includes the acquisition, on financially attractive terms, of additional solid waste management companies as well as related sanitation and infrastructure maintenance businesses. Such acquisitions may be accomplished through the issuance of the Company's common stock, cash on hand, or may require cash in excess of the Company's current cash available. Although GeoWaste's operating results and financial performance are expected to provide access to any financing which may be necessary to acquire such businesses, there can be no assurance that such additional financing can be obtained on terms acceptable to the Company.

          The development and permitting of new disposal facilities requires significant capital expenditures over an extended period. Any growth of the Company through the permitting of new disposal facilities or the lateral expansion of its existing disposal facility would require substantial capital expenditures. The Company intends to pursue the further expansion of the Pecan Row Landfill.

          On March 21, 1996, the Company acquired NFS. The purchase price of approximately $1,732,000 was paid in a combination of the Company's common stock, assumption of debt, cash and warrants. On August 12, 1996, the Company acquired United Sanitation. The purchase price of approximately $11,592,000 consisted of 2,000,000 shares of the Company's common stock and $954,000 in cash. On August 30, 1996, the Company acquired certain equipment and accounts receivable of Standard for $1,296,000 consisting of cash and assumption of debt. In January 1997, the Company purchased the solid waste assets of Air-Sweep-a-Lot, Inc. for approximately $1,000,000 consisting of cash, a promissory note and assumption of debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and supplementary data required by Part II,
Item 8, are included in Part IV, as indexed at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          There is hereby incorporated by reference the information appearing under the caption "Nominees for Election as Directors" in the Company's Proxy Statement relating to its 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission"). See also the information appearing under the caption "Executive Officers of the Registrant" appearing in Part I.

ITEM 11.   EXECUTIVE COMPENSATION

          There is hereby incorporated by reference the information appearing under the caption "Executive Compensation" in the Company's Proxy Statement relating to its 1997 Annual Meeting of Stockholders to be filed with the Commission.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          There is hereby incorporated by reference the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement relating to its 1997 Annual Meeting of Stockholders to be filed with the Commission.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          There is hereby incorporated by reference the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement relating to its 1997 Annual Meeting of Stockholders to be filed with the Commission.


                                     PART IV

ITEM 14.  FINANCIAL STATEMENT, EXHIBITS AND REPORTS ON FORM 8-K

(a)  Financial Statements

     (i)    Report of Independent Accountants.
     (ii)   Consolidated Balance Sheets as of December 31, 1996 and 1995.
     (iii) Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994.
     (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.
     (v) Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.
     (vi)   Notes to Consolidated Financial Statements.

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

   2.2 Agreement and Plan of Merger dated August 12, 1996, among GeoWaste Incorporated, Spectrum Acquisition Corp., Spectrum Group, Inc., d/b/a United Sanitation, Ocala Chemical, Mills Disposal and John A. Paglia and Michael D. Paglia (Incorporated by reference from Exhibit 2.2 to the Current Report on Form 8-K filed August 27, 1996 (File No. 0-9278)).

   3.1 Certificate of Incorporation of GeoWaste Incorporated, as amended and restated (Incorporated by reference from Exhibit A to the Proxy filed November 25, 1991 (File No. 0-9278)).

   3.2 Bylaws of GeoWaste Incorporated, as amended (Incorporated by reference from Exhibit 3(b) to the Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-9278)).

   3.3 Amendment to Amended and Restated Certificate of Incorporation of GeoWaste Incorporated (Incorporated by reference from Exhibit 3.4 to the Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-9278)).

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

   4.5 First Escrow Agreement, dated August 2, 1991, by and between GeoWaste Incorporated, Frederick J. Iseman, James Swistock, Matthew Fulton, Brian Russell, James R. Jones, Paul Thomas Cohen, William vanden Heuvel, Balis & Zorn, Inc. and IBJ Schroder Bank & Trust Company (Incorporated by reference from Exhibit 4(B) to the Current Report on Form 8-K filed August 19, 1991 (File No. 0-9278)).

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

   4.11 Voting Agreement dated as of August 12, 1996, among John A. Paglia, Michael D. Paglia, Advance Ross Corporation, Allen & Company Incorporated, Allen Value Partners L.P. and Allen Value Limited Incorporated (Incorporated by reference from Exhibit 4.11 to the Current Report on Form 8-K filed August 27, 1996 (File No. 0-9278)).

   10.1 Warrant Purchase Agreement by and between GeoWaste Incorporated and Allen & Company Incorporated (Incorporated by reference from Exhibit
          10.1 to the Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-9278)).

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

   10.5 Form of Severance Agreement, dated as of December 21, 1995, by and between GeoWaste Incorporated and Kevin R. Kohn (Incorporated by reference from Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-9278)).

   10.6 Form of Severance Agreement, dated as of December 21, 1995, by and between GeoWaste Incorporated and Raymond F. Chase (Incorporated by reference from Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-9278)).

   10.7 Form of Consulting Agreement dated, August 31, 1995, by and between GeoWaste Incorporated and Amy C. MacF. Burbott (Incorporated by reference from Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-9278)).

   10.8 Form of Amendment, dated as of January 9, 1995, to Form of Employment Agreement, dated as of August 1, 1991, by and between GeoWaste Incorporated and Amy C. MacF. Burbott (Incorporated by reference from
          Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-9278)).

   10.9 Form of Letter Agreement, dated as of April 23, 1996, by and between GeoWaste Incorporated and Amy C. MacF. Burbott.

   10.10 Form of Employment Agreement, dated as of August 12, 1996, by and between GeoWaste Incorporated and John A. Paglia.

   10.11 Form of Employment Agreement, dated as of August 12, 1996, by and between GeoWaste Incorporated and Michael D. Paglia.

   11.1   Computation of Net Income Per Share for the year ended December 31,
          1996.

   11.2   Computation of Net Income Per Share for the year ended December 31,
          1995.

   11.3   Computation of Net Income Per Share for the year ended December 31,
          1994.

   21     Subsidiaries of the Registrant.

   27     Financial Data Schedule.

(d) Financial Statement Schedule

                  DESCRIPTION

         Schedule II.  Valuation and Qualifying Accounts


          All other schedules have been omitted since the information is not applicable, is not required or is included in the Consolidated Financial Statements listed under section (a) of this Item 14.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of GeoWaste Incorporated:


          We have audited the consolidated financial statements and the financial statement schedule of GeoWaste Incorporated and Subsidiaries listed in
Item 14(a) and 14(d) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GeoWaste Incorporated and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.

Jacksonville, Florida
March 27, 1997

                     GEOWASTE INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1996 and 1995


                                     ASSETS
                                                                                  1996                        1995
                                                                                  ----                        ----

Current assets:
  Cash and cash equivalents                                                $         3,058,067    $      3,985,459
  Accounts receivable, net of allowance of $124,000 in 1996
     and $18,000 in 1995                                                             2,214,061             871,968
  Prepaid expenses                                                                     343,461             182,132
  Deferred tax asset                                                                   221,000             134,000
                                                                            ------------------     ---------------

      Total current assets                                                           5,836,589           5,173,559
                                                                            ------------------     ---------------

Property and equipment:
  Land, primarily disposal site                                                     13,205,883          11,337,667
  Buildings and improvements                                                           433,025             150,793
  Vehicles and equipment                                                             8,830,438           3,105,178
                                                                            ------------------     ---------------
                                                                                    22,469,346          14,593,638
Less - accumulated depreciation                                                      8,613,446           6,224,889
                                                                            ------------------     ---------------

      Net property and equipment                                                    13,855,900           8,368,749
                                                                            ------------------     ---------------

Other assets:
  Cost in excess of net assets of acquired
     businesses, net of accumulated amortization of
     $315,747 in 1996 and $177,545 in 1995                                          10,505,129           1,067,701
  Investments                                                                          318,000             985,535
  Other                                                                                102,473              41,772
                                                                            ------------------     ---------------

      Total other assets                                                            10,925,602           2,095,008
                                                                            ------------------     ---------------

Total assets                                                               $        30,618,091     $    15,637,316
                                                                           ===================     ===============





                                      GEOWASTE INCORPORATED AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS
                                         As of December 31, 1996 and 1995


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  1996                     1995
                                                                                  ----                     ----
Current liabilities:
  Current maturities of long-term debt                                      $        4,672,950     $       151,019
  Accounts payable                                                                   1,573,707             137,308
  Accounts payable to related party                                                    400,000                   -
  Accrued payroll                                                                      198,619              79,235
  Accrued fees                                                                         145,008             143,582
  Accrued income taxes                                                                 700,000             149,318
  Accrued other                                                                         46,929             113,045
  Deferred revenue                                                                     876,624             441,200
                                                                            ------------------     ---------------

      Total current liabilities                                                      8,613,837           1,214,707

Long-term debt, less current maturities                                              2,522,311           4,094,450
Accrued royalties                                                                      962,061           1,207,591
Closure and post closure obligations                                                 1,787,136           1,511,647
Deferred tax liability                                                                 750,000             161,000
Minority interest                                                                            -              61,564
                                                                            ------------------     ---------------

      Total liabilities                                                             14,635,345           8,250,959
                                                                            ------------------     ---------------

Commitments and contingencies (Notes 2, 8 and 15)


Stockholders' Equity:
  Preferred stock, authorized 5,000,000 shares,
     $.01 par value; none issued or outstanding                                         -                     -
  Common stock, authorized 50,000,000 shares,
     $.10 par value; issued and outstanding 21,028,634 and
     18,662,605 shares in 1996 and 1995, respectively                                2,102,863           1,866,260
  Additional paid-in capital                                                        12,910,437           6,191,110
  Net unrealized gains on investments                                                        -              67,046
  Retained earnings (deficit)                                                          969,446            (738,059)
                                                                            ------------------     ---------------

      Total stockholders' equity                                                    15,982,746           7,386,357
                                                                            ------------------     ---------------

Total liabilities and stockholders' equity                                  $       30,618,091     $    15,637,316
                                                                            ==================     ===============




                     GEOWASTE INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1996, 1995 and 1994



                                                                      1996             1995                1994
                                                                      -----            -----               ----

Net revenues                                                   $    13,702,708    $     8,932,528    $    6,966,990

Costs and expenses:
    Operating                                                        8,228,849          5,207,250         4,176,351
    Selling, general and administrative                              2,625,237          1,459,197         1,507,355
    Amortization of goodwill                                           138,202             71,180            31,130
                                                                --------------    ---------------    --------------

Income from operations                                               2,710,420          2,194,901         1,252,154

Other income (expense):
    Other income, primarily interest                                   200,461            182,747           112,720
    Interest expense                                                  (443,912)          (368,338)         (381,051)
    Gain on sale of limited partnership                                432,623                  -                 -
    Gain on sale of investments                                         82,913                  -                 -
                                                                   -----------    ---------------    --------------

Income before income taxes                                           2,982,505          2,009,310           983,823

Income tax provision (benefit)                                       1,275,000            547,000          (206,000)
                                                                --------------    ---------------    ---------------

Net income                                                      $    1,707,505    $     1,462,310    $    1,189,823
                                                                ==============    ===============    ==============

Primary earnings per Common Share                               $          .08    $           .07    $          .06
                                                                ==============    ===============    ==============

Average number of common shares used in
    primary calculation                                             21,839,344         19,526,415        18,851,170
                                                                ==============    ===============    ==============

Fully-diluted earnings per Common Share                               $    .07            $   .07              $.06
                                                                      ========            =======              ====

Average number of common shares used
   in fully-diluted calculation                                     24,749,722         19,704,724        18,885,218
                                                                ==============    ===============   ===============






                     GEOWASTE INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1996, 1995 and 1994




                                                  COMMON STOCK                  NET UNREALIZED    RETAINED         TOTAL
                                    NUMBER OF       $.01 PAR      ADDITIONAL    GAINS (LOSSES)    EARNINGS     STOCKHOLDERS'
                                     SHARES          VALUE      PAID IN CAPITAL ON INVESTMENTS    (DEFICIT)        EQUITY
                                    ----------    -----------   --------------- ---------------   ---------    ---------------
Balance at December 31, 1993          22,649,641      $2,264,964     $5,792,406   $           -   $(3,390,192)      $4,667,178

Shares returned from escrow          (3,987,036)       (398,704)        398,704               -              -               -

Change in net unrealized losses                -               -              -         (8,179)              -         (8,179)

Net income                                     -               -               -              -     1,189,823       1,189,823
                                ----------------    ------------     -----------      ----------   -----------      ----------

Balance at December 31, 1994          18,662,605       1,866,260      6,191,110         (8,179)    (2,200,369)       5,848,822

Change in net unrealized gains                 -               -              -          75,225              -          75,225

Net income                                     -               -               -              -     1,462,310       1,462,310
                                 ---------------     ------------     ----------      ----------    ----------     -----------

Balance at December 31, 1995          18,662,605       1,866,260      6,191,110          67,046      (738,059)       7,386,357

Issuance of stock for acquisitions     2,233,946         223,395      6,306,605               -              -       6,530,000

Stock options exercised, including
 tax benefit of $114,134                 132,083          13,208        172,722               -              -         185,930

Extension of warrants                          -               -        240,000               -              -         240,000

Change in unrealized gains                     -               -              -        (67,046)              -         (67,046)

Net income                                     -               -              -              -      1,707,505        1,707,505
                                    -------------     ----------   ------------  --------------   -----------      -----------

Balance at December 31, 1996          21,028,634      $2,102,863   $ 12,910,437  $            -   $   969,446      $15,982,746
                                      ==========      ==========   ============  ===============  ===========      ===========


                     GEOWASTE INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1995 and 1994

                                                                       1996             1995           1994
                                                                       ----             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                   $   1,707,505     $    1,462,310    $    1,189,823

    Adjustments to reconcile net income to net cash provided
        by operating activities:
       Depreciation and amortization                                 2,555,863          2,505,103         1,893,602
       Deferred income taxes                                            36,000            323,000         (296,000)
       Non cash interest expense                                             -             80,823           306,821
       Provision for closure and post closure costs                    275,489            620,472           476,593
       Gain on sale of investments                                     (82,913)                 -                 -
       Amortization of discount                                        (18,000)                 -                 -
       Gain on sale of equipment                                             -             (7,092)          (2,246)
       Gain from sale of limited partnership                          (432,623)                 -                 -
       Changes in assets and liabilities:
          Accounts receivable                                         (523,405)           141,261         (346,932)
          Prepaid expenses                                             (93,437)           (62,238)         (43,323)
          Other assets                                                  54,919                  -                 -
          Accounts payable and accrued liabilities                     968,541            (35,711)          357,388
          Deferred revenue                                             192,090           (123,012)          357,752
                                                                 -------------     --------------    --------------

Net cash provided by operating activities                            4,640,029          4,904,916         3,893,478
                                                                --------------     --------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the sale of limited partnership                      656,920                 -                 -
    Proceeds from sale of investments                                  701,402                 -                 -
    Cash paid for business acquisitions                             (2,420,228)                -                 -
    Purchases of property and equipment                             (3,613,367)        (1,820,033)      (2,953,404)
    Proceeds from the sale of equipment                                 57,000             19,670           90,484
    Purchase of investments                                                  -           (313,445)        (208,180)
                                                                 -------------     --------------    --------------

Net cash used in investing activities                               (4,618,873)        (2,113,808)      (3,071,100)
                                                               ----------------  ------------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                             71,795                  -                -
    Payment of debt, capital lease obligations,
       and accrued royalties                                        (1,020,343)          (439,047)        (398,239)
                                                                 --------------    --------------    -------------

Net cash used in financing activities                                 (948,548)          (439,047)        (398,239)
                                                                 --------------       -------------- --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (927,392)         2,352,061          424,139
    Cash and cash equivalents, beginning of year                     3,985,459          1,633,398        1,209,259
                                                                --------------     --------------    -------------
    Cash and cash equivalents, end of year                     $     3,058,067     $    3,985,459    $   1,633,398
                                                               ===============     ==============    =============

                     GEOWASTE INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

          GeoWaste Incorporated (the "Company") is in the business of owning, operating and acquiring non-hazardous, solid waste collection, transportation and transfer companies and disposal and related sanitation and infrastructure maintenance businesses. The Company operates a landfill in southern Georgia, collection companies in southern Georgia and northern Florida, transfer stations in northern Florida and a sweeping company in northern Florida. The Company also sells recyclable paper and rents and services portable toilets. The Company's customers include governments, commercial entities and residences.

Revenue Recognition

          Collection revenues are recognized as services are performed. Certain commercial and residential customers are billed in advance, and these revenues are deferred until recorded as income in the period in which the related service is rendered. Disposal and transfer revenues are recognized with the performance of the service. Sales of recyclable paper are recognized upon delivery of the product. One customer accounted for approximately 14%, 21% and 20% of the Company's revenue in 1996, 1995 and 1994.

Principles of Consolidation

          The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and Uinta Basin Limited Partnership (Uinta), its majority-owned subsidiary. Uinta was sold during 1996 and the Company recognized a gain of $432,623. All significant intercompany transactions and balances have been eliminated.

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

          The disposal site is carried at cost. To the extent cost exceeds estimated net realizable value upon closure of the disposal site, such excess is amortized over the estimated life of the disposal site based on the ratio of tons of solid waste placed in the landfill over the estimated total capacity of the disposal site. Disposal site improvements are capitalized and charged to operations based on the estimated remaining capacity of the site; operating costs are expensed as incurred.

          Depreciation expense for property and equipment was $2,411,000, $2,418,000 and $1,862,000, for the years ended December 31, 1996, 1995 and 1994.

Cost in Excess of Net Assets of Acquired Businesses

          The cost in excess of net assets of acquired businesses is being amortized on a straight-line basis over forty years. The carrying value of intangible assets is periodically reviewed by the Company based on the expected future undiscounted cash flows of the related business unit.

Investments

          The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Investments are classified as available-for-sale or held-to-maturity as applicable. Available-for-sale securities are recorded at fair value and held-to-maturity investments are recorded at amortized cost. Discounts are amortized on the effective interest method over the life of the investment.

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

Earnings Per Common Share

          Primary earnings per common share are computed by dividing net earnings by the weighted average number of common shares and, as appropriate, dilutive common stock equivalents outstanding for the period. Stock options are considered to be common stock equivalents.

          Fully diluted earnings per common share reflect the maximum dilution that would have resulted from the exercise of the convertible debentures (see
Note 5). Fully diluted earnings per common share are computed by dividing net income, after adding back the after-tax interest on the convertible debentures, by the weighted average number of common shares and all dilutive securities.

          In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128). SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company has determined its earnings per share based on APB Opinion No. 15 and has not yet determined the impact of implementing SFAS 128.

Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (such as allowance for doubtful accounts, depreciation lives, goodwill, and closure and post closure reserves) and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Long-Lived Assets

          In 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be recoverable. The Company determined that no impairment loss needs to be recognized for applicable assets of continuing operations.

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

          While the precise amount of these future obligations cannot be determined, it is estimated that the total cost for final closure and post-closure will approximate $4,200,000 when the landfill reaches its capacity. These amounts are based on estimates obtained from an independent engineering firm. Amounts accrued for closure and post-closure costs are $1,787,136 and $1,511,647 as of December 31, 1996 and 1995, respectively, and are accrued based on capacity used. Actual, ultimate costs could differ from these estimates.

          In February 1996 the Company was granted a modification to its permit for the Company's landfill by the Georgia Environmental Protection Division which increases the total capacity of the landfill by 1,467,800 tons of solid waste. As a result of the capacity increase, the estimated amortization rate of the disposal site and the estimated accrual rate of closure and post closure reserves have been adjusted. The 1996 net income and earnings per share were $430,000 and $0.02 higher as a result of this change in estimate.

3.       ACQUISITIONS

          During 1996, the Company acquired the entities described below, which were accounted for by the purchase method of accounting.

(a) In March 1996, the Company acquired all of the outstanding shares of North Florida Sweeping, Inc. ("NFS"), a street sweeping and solid waste rolloff collection company located in Jacksonville, Florida. The consideration given of $1,732,000 consisted of $280,000 of common stock (233,946 shares of the Company's stock valued at $1.197 per share), cash of $350,000, assumption of NFS liabilities in the amount of $862,000 and 75,000 common stock warrants that are exercisable at $1.25 per share. The Company also extended the exercise date for warrants issued pursuant to that certain warrant agreement with a related party to February 2, 1998 as consideration for investment advisory services provided to the Company in connection with the purchase of NFS. The Company assigned a value of $240,000 to this modification in accordance with Statement of Financial Accounting Standards No. 123, "Accounting For Stock Based Compensation" (SFAS
123). The excess of the purchase price over the fair value of the assets acquired was approximately $597,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over forty years.

(b) In August 1996, the Company acquired all of the outstanding shares of Spectrum Group, Inc. (d/b/a United Sanitation), a collection recycling and transfer company located in Ocala, Florida. The purchase price of $11,592,000 was comprised of 2,000,000 shares of common stock valued at $3.125 per share, cash of $954,000, acquisition costs of $680,000 and assumption of liabilities of $3,708,000. The excess of the purchase price over the fair value of assets acquired was approximately $8,217,000,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over forty years.

(c) In August 1996, the Company acquired certain equipment and accounts receivable of Standard Disposal Service of Florida, Inc., a collection company located in Marion County, Florida, for $1,296,000. The purchase price consisted of $720,000 cash and assumption of $576,000 of debt. The excess of the purchase price over the fair value of assets acquired was $732,000, which is being amortized over 40 years.

          The Company also had other acquisitions during 1996 which were not significant.

          The purchase prices of all of the Company's acquisitions have been allocated to the assets purchased and the liabilities assumed based upon the fair values on the dates of acquisition, as follows:

          Current assets                        $           910,000
          Property and equipment                          4,143,000
          Other assets                                      108,000
          Goodwill                                        9,576,000
          Current liabilities                            (1,217,000)
          Long-term liabilities                          (3,930,000)
                                                --------------------
                                                $         9,590,000
                                                ====================

          The operating results of these business acquisitions have been included in the consolidated statement of income from the dates of acquisition.

          The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the acquired businesses as if the acquisitions had occurred January 1, 1995.

                                     1996                         1995
                                     -----                        ----

 Net sales                     $      18,433,000       $      16,272,000
 Net income                            1,752,000               1,388,000
 Earnings per common share     $             .08      $              .07

          These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of a step-up in the basis of fixed assets, additional amortization expense for goodwill, decrease in disposal charges for disposing waste at the Company's landfill and increase in officers' salaries of the acquired business that have become employees of the Company. These unaudited pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at January 1, 1995.

4.       STOCKHOLDERS' EQUITY

          The Company is prohibited, under the terms of subordinated debentures (see Note 5), until September 1997 (with certain limited exceptions), from paying dividends on its common stock if the aggregate amount of all such payments from and after March 5, 1992 exceeds (i) 50% of the net after tax income of the Company, plus (ii) 100% of any amounts received by the Company from the issuance of its equity securities or certain subordinated debt securities, less (iii) 100% of all losses.

5.       LONG-TERM DEBT

          Long-term debt at December 31, 1996 and 1995 consists of the following:

                                                                                  1996                    1995
                                                                                  -----                   ----

         8.5% convertible subordinated debentures, due 1997                     $    3,884,265        $   3,884,265

         Notes payable to Banks at fixed interest rates from 7.5% to 10.2% and variable interest rates ranging from prime plus .5% to prime plus 2%
         (weighted average interest rate of 9.6% as of December 31, 1996)
         through 2010, collateralized by vehicle,
         equipment and other assets                                                  1,905,011              249,470

         Note payable to an individual due 2000,
         collateralized by mortgage on land                                             20,059               20,059

         Uncollateralized notes payable to individuals at fixed interest rates ranging from 8% to 9% (weighted
         average interest rate of 8.5%) through 2005                                 1,209,394                -

         Notes payable to finance institutions at fixed interest rates ranging from 8% to 10% (weighted average interest rate of 8.2%) through 2000, collateralized
         by equipment                                                                   15,628                -

         Notes payable to third party, at a fixed interest rate
         of 10%, through 2000, collateralized by equipment                              58,169                -

         Capitalized lease obligations at fixed interest rates ranging from 7.2%
         to 13.4% (weighted average interest rate of 9.9) through 2000,
         collateralized by equipment and vehicles                                      102,735               91,675
                                                                                --------------      ---------------
                                                                                     7,195,261            4,245,469
         Less current portion                                                       (4,672,950)            (151,019)
                                                                                ---------------     ---------------
                                                                                $    2,522,311      $     4,094,450
                                                                                ==============      ===============

          Aggregate maturities of long-term debt including capital leases at December 31, 1996 were as follows:


                  YEAR ENDING
                  DECEMBER 31,
                  1997                                 $         4,672,950
                  1998                                             694,454
                  1999                                             436,512
                  2000                                             318,826
                  2001                                             203,698
                  Thereafter                                       868,821
                                                       -------------------
                                                       $         7,195,261
                                                       ===================


          On March 5, 1992, the Company completed a private placement of $3,000,000 in Convertible Subordinated Debentures. The Debentures have a term of five years and bear interest at the rate of 8.5% per annum. The interest is payable in either cash or may be added to the principal amount of the debentures at the Company's option. Through the first quarter of 1995 the Company added accrued interest to the principal. During the subsequent quarters of 1995 and all of 1996 the Company elected to pay interest currently. In March 1997, the Company and holder of the Debentures agreed to extend the due date of the Debentures to September, 1997. The Debentures are convertible into the Company's common stock at $1.40 per share. In connection with the issuance of the Debentures, the Company is obligated to subordinate certain subsequent issuances of debt to the rights of the holder of the Debentures, is prohibited from increasing the size of its Board of Directors, is subject to certain prepayment and conversion obligations under the terms of the Debentures, and is subject to certain restrictions with respect to the declaration and payment of dividends.


6.       ACCRUED ROYALTIES

          Royalty obligations, payable to the former stockholder of an acquired company, amounting to $962,061 and $1,207,591 at December 31, 1996 and 1995, respectively, are included as long-term liabilities. The current portion of such obligations is not currently estimatable. The Company pays the former stockholder $1 per ton of waste disposed in the Company's landfill.


7.       MANAGEMENT OPTIONS AND COMMON STOCK WARRANTS

          In 1991, the Company granted to certain key management personnel options to acquire an aggregate of 1,854,945 shares of common stock at a purchase prices ranging from $.50 to $1.37 per share. The Company has also adopted a Stock Option Plan, which provided for the granting of 803,000 shares to key employees. All options must be exercised on or prior to the tenth anniversary of the grant. The options vest to key management and employees over a three year period based upon length of service with the Company.

          A summary of the status of the Company's options outstanding as of December 31, 1996, 1995 and 1994 and changes during the periods ending on those dates are presented below:

                                        1996                         1995                         1994
                              -------------------------    -------------------------    ------------------------
                                             Weighted-                    Weighted-                   Weighted-
                                              Average                      Average                     Average
                                Shares        Exercise       Shares       Exercise        Shares       Exercise
                               (in 000)        Price        (in 000)        Price        (in 000)       Price
                               --------       -------       --------       -------       --------      ------

Outstanding at
     beginning of period              1,597         $0.53         1,535          $0.50         2,335          $0.64
   Granted                              465          2.50            62           1.19           210           0.50
   Exercised                            132          0.54             -              -             -
   Cancelled                            759          0.50             -              -         1,010           0.83
                                  ---------                   ---------                        -----
Outstanding at
     end of period                    1,171      $  1.32          1,597        $  0.53         1,535        $  0.50
                                   ========      ========     =========        ========      ========       ========

Options exercisable
     at end of period                   789       $  0.73          753        $  0.52            680        $  0.50
                                  =========       =======     =========       ========       ========       ========

          The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                        Options Outstanding                           Options Exercisable
                            -------------------------------------------           ----------------------------
                                            Weighted-         Weighted                              Weighted
                                            Remaining          Average                               Average
      Range of              Shares         Contractual        Exercise              Shares          Exercise
   Exercise Price          (in 000)            Life             Price              (in 000)           Price
   --------------          --------           ------           -------             --------          ------

$.50                         656           5.0 years           $  0.50               656          $  0.50
$1.19 to $1.75                57           9.0 years              1.26                33             1.23
$2.00 to $2.75               358           9.5 years              2.23               100             2.00
$3.50                        100           9.0 years              3.50                 -
                          ------        -------------          -------             -----          --------
Total                      1,171          7.0 years           $  1.32               789          $  0.73
                           =====                                                    ====


          The Company applies APB Opinion 25 and related interpretations in accounting for the option plans. Accordingly, no compensation cost has been recognized for the two option plans. Had compensation cost been determined based on the estimated fair value at the grant rates for awards under those plans since January 1, 1995, consistent with the method of SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1996 and 1995 would have been the pro forma amounts indicated below:

                                                     1996                          1995
                                                     -----                         ----
                  Net income:
                     As reported             $        1,707,505         $       1,462,310
                     Pro forma                        1,465,472                 1,449,431
                  Earnings per share:
                     As reported                            .08                       .07
                     Pro forma                              .07                       .07


          For purposes of computing the pro forma amounts above, the Black-Scholes option-pricing model was used with the following assumptions:

                                                             1996          1995
                                                             ----          ----

                  Estimated lives of plan options          2-5 years      3 years
                  Risk-free interest rates                   6.0%           5.38%
                  Expected volatility                         80%             80%
                  Dividend yield                             None            None

          The weighted-average estimated fair value of options granted during 1996 and 1995 was $1.12 and $0.65, respectively.

          There are options granted to an executive pursuant to which the Company will make an interest free loan of $200,000 to the executive in the event options are exercised.

          In addition, the Company has issued warrants to acquire up to 2,000,000 shares of the Company's common stock at $.55 per share through February 1998 to a related party for investment advisory services rendered to the Company. The above warrants are subject to anti-dilution rights. The Company also issued warrants to acquire up to 75,000 shares of the Company's common stock at $1.25 per share through March 2001 to the sellers of North Florida Sweeping. All of the above warrants are adjustable for stock splits, stock dividends and similar events.

8.       LEASES

          The Company leases its office facilities and certain equipment under various operating lease agreements some of which contain renewal options. Future minimum commitments at December 31, 1996 under various noncancelable operating leases are as follows:

         YEAR ENDING
         DECEMBER 31,
         1997                                                $      537,088
         1998                                                       490,681
         1999                                                       351,723
         2000                                                       319,744
         2001                                                       311,810
         Thereafter                                               3,153,500
                                                             --------------

         Total minimum lease payments                        $    5,164,546
                                                             ==============

          Rental expense for all operating leases amounted to $148,447, $243,359 and $459,594 for the years ended December 31, 1996, 1995, and 1994, respectively.

9.       INVESTMENTS

          Investments at December 31, 1995 were maintained in a trust fund to pay for closure and post closure care costs associated with its landfill pursuant to the laws of the State of Georgia. During 1995, the Company obtained a surety bond for the closure/post closure care costs which required a collateral deposit of $300,000. The Company terminated the trust fund in 1996.

          Investments at December 31, 1996 and 1995 consists of the following:


                                                                1996                      1995
                                                     -------------------------    -----------------------
                                                        Cost       Fair Value     Cost        Fair Value
                                                     -----------  ------------    -------    ------------
         Available-for-sale investments
             U.S. Government securities              $         -  $         -     $    40,038   $    40,688
             Corporate bonds                                   -            -         123,170       124,800
             Equity funds                                      -            -         138,396       204,533
             Cash equivalents                                  -            -         316,885       315,514
                                                     -----------  -----------     -----------   -----------
         Total Available-for-sale investments       $          -  $         -        $618,489      $685,535
                                                    ============  ===========     ===========      ========


         Held-to-maturity investments
             U.S. Government securities              $   318,000     $271,560        $300,000      $300,000
                                                     ===========  ===========     ===========   ===========


          The U.S. Government securities held at December 31, 1996 mature in
2016.

          Gross unrealized holding gains and losses at December 31, 1996 and 1995, were $0 and $67,046, respectively. Gross realized gains from the sale of securities classified as available for sale for the years ended December 31, 1996, 1995 and 1994, were $82,913, $12,149 and $9,802, respectively. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification. During 1996 the Company liquidated its available-for-sale portfolio for $701,000.


10.      INCOME TAXES

          The provision (benefit) for income taxes for 1996, 1995 and 1994 consists of the following:

                                                 1996                     1995                1994
                                                 ----                     ----                ----

         Current:
             Federal                        $      972,000      $      130,000      $             -
             State                                 267,000              94,000               90,000
                                            --------------      --------------      ---------------
                                                 1,239,000             224,000               90,000
                                            --------------      --------------      ---------------

         Deferred:
             Federal                                32,000             293,000             (266,000)
             State                                   4,000              30,000              (30,000)
                                            --------------      --------------      ---------------
                                                    36,000             323,000             (296,000)
                                            --------------      --------------      ---------------

         Income tax provision (benefit)     $    1,275,000     $       547,000     $       (206,000)
                                            ==============      ==============     ================

          The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to income before taxes is attributable to the following:

                                              1996                         1995                     1994
                                    --------------------------  -----------------------   ------------------------
                                     AMOUNT         PERCENTAGE  AMOUNT        PERCENTAGE  AMOUNT        PERCENTAGE
Tax computed using federal
statutory rate                     $  1,015,000         34    $703,000          35       $  344,000          35

Utilization of operating
loss carryforward                             -          -     (195,000)        (10)       (640,000)        (65)

State income taxes, net of
federal income tax effect               128,000          4       80,000           4          90,000           9

Other                                   132,000          5      (41,000)         (2)            -             -
                                   ------------   --------     ----------     -------    ----------     -------

                                   $  1,275,000         43   $  547,000          27      $ (206,000)        (21)
                                   ============   ========    ==========     =======     ===========    =======

          The components of deferred tax assets and liabilities, as of December 31, 1996 and 1995, were as follows:

                                                                  1996                      1995
                                                                  ----                      ----
Current deferred tax assets:
   Alternative minimum tax credit                            $            -      $       128,000
   Reserve for bad debts                                             64,000                6,000
   Deferred revenue                                                 157,000                     -
                                                              -------------      ----------------
      Total current deferred tax assets                             221,000              134,000
                                                             ==============      ===============

Long-term net deferred tax (liabilities) assets:
   Depreciation                                                    (912,000)            (161,000)
   Amortization of intangible assets                               (283,000)                   -
   Net operating loss carryforward                                   84,000                    -
   Closure reserves                                                 361,000                    -
                                                             --------------      ---------------

          Total long-term net deferred tax liabilities      $      (750,000)   $       (161,000)
                                                             ================   ================

          The Company has recorded a current deferred tax asset of $221,000 for which realization is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

          During the third quarter of 1995 the Company elected to adopt Section 468 of the Internal Revenue Code which allows current deductions for future closure costs with respect to the Company's landfill (subject to limitations). These deductions were previously deferred for income tax purposes while being expensed currently for financial statement purposes.

12.      FINANCIAL INSTRUMENTS

          Financial instruments which potentially subject the Company to concentrations of credit risk are cash, investments and accounts receivable. The Company places its cash investments with what management believes to be high-credit-quality financial institutions and currently invests primarily in U.S. Treasury mutual funds. Accounts receivable represents amounts from commercial and residential customers in southern Georgia and northern Florida.

          At December 31, 1996, in management's opinion, the Company had no significant concentration of credit risk.

          Fair values of financial instruments is as follows at December 31, 1996 and 1995:

                                                              Carrying Value                   Fair Value
                                                    -----------------------------     ------------------------------
                                                       1996             1995               1996           1995
                                                    -------------  --------------     -------------  ---------------
             Cash and cash equivalents               $3,058,067    $   3,985,459     $   3,058,067      $3,985,459
             Convertible debentures                  $3,884,265    $   3,884,265     $   5,910,000      $3,580,000
             Other long-term debt                    $3,310,996    $     361,204     $   2,469,000      $  296,000
             Accrued royalties                       $1,207,591    $     962,061     $     771,000      $  952,000

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

          Cash and cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments.

          Convertible debentures. The fair value is estimated based on the market value of the stock if converted. If the stock price is less than the conversion price, then the fair value of the instrument is estimated as the present value of the debt instrument.

          Other long-term debt. The fair value is estimated as the net present value of the future cash flows over the term of the loans.

          Accrued royalties. The fair value is estimated at the net present value of expected royalty payments.

13.      RELATED PARTY TRANSACTIONS

          During 1996 the Company became party to an operating lease of office and warehouse space with a Company controlled by a director and an officer of the Company. The non-cancelable lease expires in 2016 and is adjusted for inflation on an annual basis. Management believes the rent paid for the office and warehouse space reasonably approximates fair market cost. The Company incurred rent expense of approximately $86,000 under this lease during 1996.

14.      SUPPLEMENTAL CASH FLOW INFORMATION:

                                                              1996                    1995                1994
                                                              ----                    ----                ----

Cash paid for interest                                  $      434,000      $      202,000      $        48,000
Cash paid for taxes                                            557,000              62,000                    -
Significant non-cash transactions:
   - Stock issued for acquired companies                     6,530,000                   -                    -
   - Debt assumed from acquired companies                    3,504,686                   -                    -
   - Extension of warrants to related party                    400,000                   -                    -
   - Deferred taxes established on
       acquired companies                                      466,000                   -                    -
   - Purchase of equipment financed by
       capital lease                                                 -             104,000                    -
   - Purchase of vehicles and equipment
       financed by notes payable                               265,000                   -              140,000
   - Purchased land in exchange for a
       note payable                                                  -                   -               24,000
   - Capital expenditures included in
       year-end accounts payable but not
       yet paid                                                285,000                   -              566,000
   - Retirement of common stock held in
      escrow                                                                             -              399,000


15.      COMMITMENTS

          The Company has entered into employment agreements with certain of its executive officers and directors. The agreements contain non-compete clauses ranging from two to five years after commencement of the executive's employment. In consideration for these clauses, the Company has agreed to pay severance pay based on various formulas and to pay premiums for the continuation of health insurance coverage for six months following termination.

16.      SUBSEQUENT EVENTS

          In January 1997, the Company executed an agreement to purchase the solid waste collection assets of Air-Sweep-A-Lot (ASAL) for approximately $1,000,000, consisting of cash, a promissory note, and assumption of debt. ASAL is a solid waste collection and parking lot sweeping company based in Valdosta, Georgia. The acquisition will be accounted for as a purchase. The excess of the purchase price over the net assets acquired, which is expected to be approximately $350,000, will be amortized over a period not exceeding 40 years. The operations of ASAL are not material to the Company's consolidated operations.

17.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                     DECEMBER 31             SEPTEMBER 30          JUNE 30              MARCH 31
                                     -----------             ------------          -------              --------
1996
    Net revenues                     $     4,687,918     $      3,776,099     $      2,981,818     $     2,256,873
    Income from operations                   342,284              771,021              842,390             754,725
    Net income                               230,117              477,063              573,284             427,041
    Net income per share                       $0.01                $0.02                $0.03               $0.02

1995
    Net revenues                     $     2,086,794     $      2,176,717     $      2,334,093     $     2,334,924
    Income from operations                   485,498              482,637              582,339             644,427
    Net income                               403,620              475,822              281,670             301,198
    Net income per share                       $0.02                $0.02                $0.01               $0.02

As described in Note 3, the Company had several acquisitions during 1996 causing net revenues, income from operations and net income to increase.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                            Additions
                                          Balance at       Charged To
                                         Beginning of       Costs and        Deductions         Other          Balance At
             Description                     Year           Expenses            (1)              (2)          End of Year
             -----------                     ----           --------           -----            -----         -----------

Year ended December 31, 1996:
     Allowance for doubtful
     accounts deducted from
     asset account                              $17,897          $105,096        $(22,993)          $24,000         $124,000
                                                =======          ========        =========          =======         ========

Year ended December 31, 1995:
     Allowance for doubtful
     accounts deducted from
     asset account                              $16,356           $28,400        $(26,859)      $         0          $17,897
                                                =======           =======        =========      ===========          =======

Year ended December 31, 1994:
     Allowance for doubtful
     accounts deducted from
     asset account                              $17,064            $5,500         $(6,208)      $         0          $16,356
                                                =======           =======        =========      ===========          ========

---------------------

(1)      Uncollectible accounts written off, net of recoveries.
(2)      Acquired from United Sanitation in acquisition.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized in Jacksonville, Florida on the 28th day of March, 1997.

                            GEOWASTE INCORPORATED



                            By:  /s/ Amy C. MacF. Burbott
                                --------------------------
                                Amy C. MacF. Burbott
                                President, Chief Executive Officer & Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                     Title                                Date



/s/ Amy C. MacF. Burbott
----------------------------  President, Chief Executive          March 28, 1997
Amy C.MacF. Burbott           Officer & Director
                              (Principal Executive Officer)



/s/ Harve A. Ferrill           Chairman of the Board & Director   March 26, 1997
----------------------------
Harve A. Ferrill



/s/ Raymond F. Chase
----------------------------  Vice President,                     March 28, 1997
Raymond F. Chase              Chief Financial Officer,
                              Treasurer, & Secretary
                              (Principal Financial Officer)



/s/ Robert J. Cresci          Director                            March 26, 1997
----------------------------
Robert J. Cresci



/s/ Steven M. Engel           Director                            March 27, 1997
----------------------------
Steven M. Engel



/s/ Michael D. Paglia          Vice President & Director          March 26, 1997
----------------------------
Michael D. Paglia

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                                   DESCRIPTION

   2.1 Agreement and Plan of Reorganization, dated August 2, 1991, by and between GeoWaste Incorporated, Utah Acquisition Subsidiary, Inc., Equivest Waste Solutions, Inc., Frederick J. Iseman and James Swistock (Incorporated by reference from Exhibit 2(A) to the Current Report on Form 8-K filed August 19, 1991 (File No. 0-9278)).

   2.2 Agreement and Plan of Merger dated August 12, 1996, among GeoWaste Incorporated, Spectrum Acquisition Corp., Spectrum Group, Inc., d/b/a United Sanitation, Ocala Chemical, Mills Disposal and John A. Paglia and Michael D. Paglia (Incorporated by reference from Exhibit 2.2 to the Current Report on Form 8-K filed August 27, 1996 (File No. 0-9278)).

   3.1 Certificate of Incorporation of GeoWaste Incorporated, as amended and restated (Incorporated by reference from Exhibit A to the Proxy filed November 25, 1991 (File No. 0-9278)).

   3.2 Bylaws of GeoWaste Incorporated, as amended (Incorporated by reference from Exhibit 3(b) to the Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-9278)).

   3.3 Amendment to Amended and Restated Certificate of Incorporation of GeoWaste Incorporated (Incorporated by reference from Exhibit 3.4 to the Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-9278)).

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

   4.5 First Escrow Agreement, dated August 2, 1991, by and between GeoWaste Incorporated, Frederick J. Iseman, James Swistock, Matthew Fulton, Brian Russell, James R. Jones, Paul Thomas Cohen, William vanden Heuvel, Balis & Zorn, Inc. and IBJ Schroder Bank & Trust Company (Incorporated by reference from Exhibit 4(B) to the Current Report on Form 8-K filed August 19, 1991 (File No. 0-9278)).

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

   4.11 Voting Agreement dated as of August 12, 1996, among John A. Paglia, Michael D. Paglia, Advance Ross Corporation, Allen & Company Incorporated, Allen Value Partners L.P. and Allen Value Limited Incorporated (Incorporated by reference from Exhibit 4.11 to the Current Report on Form 8-K filed August 27, 1996 (File No. 0-9278)).

   10.1 Warrant Purchase Agreement by and between GeoWaste Incorporated and Allen & Company Incorporated (Incorporated by reference from Exhibit
          10.1 to the Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-9278)).

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

   10.5 Form of Severance Agreement, dated as of December 21, 1995, by and between GeoWaste Incorporated and Kevin R. Kohn (Incorporated by reference from Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-9278)).

   10.6 Form of Severance Agreement, dated as of December 21, 1995, by and between GeoWaste Incorporated and Raymond F. Chase (Incorporated by reference from Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-9278)).

   10.7 Form of Consulting Agreement dated, August 31, 1995, by and between GeoWaste Incorporated and Amy C. MacF. Burbott (Incorporated by reference from Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-9278)).

   10.8 Form of Amendment, dated as of January 9, 1995, to Form of Employment Agreement, dated as of August 1, 1991, by and between GeoWaste Incorporated and Amy C. MacF. Burbott (Incorporated by reference from
          Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-9278)).

   10.9 Form of Letter Agreement, dated as of April 23, 1996, by and between GeoWaste Incorporated and Amy C. MacF. Burbott.

   10.10 Form of Employment Agreement, dated as of August 12, 1996, by and between GeoWaste Incorporated and John A. Paglia.

   10.11 Form of Employment Agreement, dated as of August 12, 1996, by and between GeoWaste Incorporated and Michael D. Paglia.

   11.1   Computation of Net Income Per Share for the year ended December 31,
          1996.

   11.2   Computation of Net Income Per Share for the year ended December 31,
          1995.

   11.3   Computation of Net Income Per Share for the year ended December 31,
          1994.

   21     Subsidiaries of the Registrant.

   27     Financial Data Schedule.