Form 10-Q
period 1997-03-31
GEOWASTE INC
filed 1997-05-15
CIK 102499

=================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
  (MARK ONE)
      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE TRANSITION PERIOD ___________ TO _________

                          COMMISSION FILE NUMBER 0-9278


                              GEOWASTE INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


STATE OF INCORPORATION:  DELAWARE           I.R.S. EMPLOYER ID. NO. 36-2751684


                         SUITE 700, 100 WEST BAY STREET
                             JACKSONVILLE, FL 32202
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (904) 353-5033
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  |X|          No  |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $0.10 Par Value, 21,266,549 shares outstanding as of May 7, 1997.

       =================================================================

                                TABLE OF CONTENTS

                                                                       PAGE
                          PART I: FINANCIAL INFORMATION

ITEM I:           FINANCIAL STATEMENTS (Unaudited)

Consolidated Balance Sheets.............................................2-3
Consolidated Statement of Operations......................................4
Consolidated Statement of Cash Flows......................................5
Notes to Consolidated Financial Statements..............................6-9


ITEM 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................10-12

                           PART II: OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS..............................................13
ITEM 2:   CHANGES IN SECURITIES..........................................13
ITEM 3:   DEFAULTS UPON SENIOR SECURITIES................................13
ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............13
ITEM 5:   OTHER INFORMATION..............................................13
ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K...............................13

Signatures...............................................................14


                     GEOWASTE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                March 31, 1997         December 31, 1996
                                 Assets                         --------------         -----------------
                                                               (UNAUDITED)

 Current assets:
  Cash and cash equivalents                                     $   842,782             $ 3,058,067
  Accounts receivable, net                                        2,666,689               2,214,061
  Prepaid expenses                                                 394, 586                 343,461
  Deferred tax asset                                                207,000                 221,000
                                                                -----------             -----------
  Total current assets                                            4,111,057               5,836,589
                                                                -----------             -----------


 Property and equipment:
  Land, primarily disposal site                                 13,298,276               13,205,883
  Buildings and improvements                                       543,246                  433,025
  Vehicles and equipment                                         9,992,534                8,830,438
                                                               -----------              ------------
                                                                23,834,056               22,469,346
  Less:  accumulated depreciation                               (9,489,140)              (8,613,446)
                                                               -----------              -----------

  Net property and equipment                                   14,344,916                13,855,900
                                                               -----------               ----------

 Other Assets:
  Cost in excess of net assets of
   acquired businesses, net of
   amortization                                                10,425,950                10,505,129
  Funds held in escros                                            318,000                   318,000
  Other                                                           231,046                   102,473
                                                               ----------                ----------
   Total other assets                                          10,974,996                10,925,602
                                                               ----------                ----------
     Total assets                                              $29,430,969              $30,618,091
                                                               ===========              ===========


     The accompanying notes are an integral part of the consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   March 31, 1997          December 31, 1996
                                                                   --------------          -----------------
                             Liabilities and                       (unaudited)
                          Stockholders' Equity

 Current Liabilities:
  Current maturities of long-term debt                              $ 4,205,707              4,672,950
  Accounts payable                                                    1,236,719              1,573,707
  Accounts payable to related party                                       -                    400,000
  Accrued payroll                                                       122,546                198,619
  Accrued fees                                                          383,666                145,008
  Accrued income taxes                                                    -                    700,000
  Accrued other                                                         220,269                 46,929
  Deferred revenue                                                      652,972                876,624
                                                                        -------                -------
  Total current liabilities                                           6,821,879              8,613,837
                                                                      ---------              ---------

 Long-term obligations, less current maturities                       3,321,368              2,522,311
 Accrued Royalties                                                      905,821                962,061
 Closure and post closure obligations                                 1,854,115              1,787,136
 Deferred tax liability                                                 749,000                750,000
                                                                        -------              ---------
   Total liabilities                                                 13,652,183             14,635,345
                                                                     ----------             ----------

 Stockholders' equity:
  Preferred stock, authorized 5,000,000
    shares, $.01 par value; none issued or
    outstanding
  Common stock, authorized 50,000,000 shares,
    $.10 par value; issued and outstanding
    21,266,549 shares in 1997 and 21,028,634 shares in 1996           2,126,655              2,102,863

  Additional paid-in captial                                         13,190,202             12,910,437
  Retained earnings                                                     461,929                969,446
                                                                     -----------            -----------
 Total stockholders' equity                                          15,778,786             15,982,746
                                                                     ----------             ----------
 Total Liabilities and Stockholders' Equity                         $29,430,969            $30,618,091
                                                                   ============           ============

     The accompanying notes are an integral part of the consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                    MARCH 31,
                                                                                 -------------------
                                                                                1997            1996
                                                                                -----           ----
 Net revenues                                                                   $4,877,556     $2,256,873
 Cost and expenses:
   Operating                                                                     3,207,127      1,111,699
   Unusual charges                                                               1,083,000          -
   Selling, general and administrative                                             963,171        390,449
                                                                                 ---------      ----------

 Income (loss) from operations                                                    (375,742)       754,725

 Other income (expense):
   Other income, primarily interest                                                 18,576         48,144
   Interest expense                                                               (137,351)       (90,782)
                                                                                ----------        --------
 Income (loss) from operations before income taxes                                (494,517)       712,087

 Income tax provision                                                               13,000        285,046
                                                                                -----------       -------
 Net  income (loss)                                                             $(507,517)       $427,041
                                                                                ===========      =========

 Earnings (loss) per common and common equivalent share                         $   (0.02)          0.02
                                                                                ===========      =========

 WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES                           21,141,263     20,407,460
                                                                                ===========    ===========

     The accompanying notes are an integral part of the consolidated financial statements.

                                       GEOWASTE INCORPORATED AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                               Three Months Ended
                                                                                 MARCH 31,

                                                                          1997                     1996
                                                                          -----                    ----

    Cash Flows from operating activities:
       Net income (loss)                                                  $(507,517)              $427,041

       Adjustments to reconcile net
       income (loss) to net  cash
       provided by (used in) operating
       activities:
       Depreciation and amortization                                        855,700                477,879
       Goodwill writeoff                                                    436,000                   -
       Impairment of property                                               201,000
       Non cash closure costs                                                66,979                 63,537
       Gain on sale of equipment                                             (1,663)                (1,179)
       Deferred taxes                                                        13,000                101,000
         Changes in assets and liabilities:
       Accounts receivable                                                 (452,628)              (232,740)
       Prepaid expenses                                                     (51,125)                 3,976
       Accounts payable and accrued liabilities                          (1,128,219)               134,367
       Deferred revenue                                                    (223,652)              (211,245)
                                                                           ---------              ---------
         Net cash (used in) provided by
         operating activities                                              (792,125)               762,636
                                                                           ---------               -------

         Cash flows from investing activities:
           Additions to property and equipment                             (814,666)              (737,387)
           Proceeds from the sale of equipment                               16,300                 11,000
           Funds held in escrow and other                                      -                     1,953
           Acquisition of business, net of cash acquired                   (296,171)              (301,522)
                                                                          ----------              ---------
         Net cash used in investing activities                           (1,094,537)            (1,025,956)
                                                                         -----------            -----------

         Cash flows from financing activities:
          Proceeds from exercise of stock options                            23,558                   -
          Payment of debt and capital lease obligations                    (352,181)              (115,636)
                                                                           ---------              ---------
         Net cash used in financing activities                             (328,623)              (115,636)
                                                                           ---------              ---------

         Decrease in cash and cash equivalents                           (2,215,285)              (378,956)
          Cash and cash equivalents, beginning of period                  3,058,067              3,985,459
                                                                          ---------              ---------
          Cash and cash equivalents, end of period                       $  842,782             $3,606,503
                                                                            =======              =========

     The accompanying notes are an integral part of the consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1)       BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, including normally recurring accruals, necessary to present fairly the financial condition and results of operations of the Company for and as of the periods and dates indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules of the Securities and Exchange Commission. Operating reports for interim periods are not necessarily indicative of the results that can be expected for a full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2)       SIGNIFICANT ACCOUNTING POLICIES

         Earnings Per Common Share

     Net income (loss) per common share for the three months ended March 31, 1997 and 1996 is based on the weighted average number of common and common equivalent shares (stock options) outstanding in each period and is computed in accordance with APB Opinion No. 15.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement No. 128 will replace APB Opinion No. 15 and is effective for periods ending after December 15, 1997. Earlier application is not permitted. When effective, Statement No. 128 requires restatement of all prior period earnings per share ("EPS") data presented.

     Statement No. 128 replaces the current EPS presentation with a dual presentation of basic and diluted EPS for entities with complex capital structures, such as the Company. Basic EPS includes no dilution and is computed by dividing income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution of securities, such as stock options, that could share in the earnings of an entity. If Statement No. 128 had been applied for the periods ended March 31, 1997 and 1996, EPS and shares used in the computation would have been the following pro forma amounts:

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                              ------------------


                                                                          1997                     1996
                                                                          -----                    ----
    Pro forma EPS:
       Basic EPS                                                      $    ( 0.02)              $     0.02
                                                                         ========                =========

       Diluted EPS                                                    $    ( 0.02)              $     0.02
                                                                         ========                =========

       Pro forma shares:
       Basic EPS - weighted average common shares outstanding          21,141,263               18,688,599
       Dilutive effect of stock options and warrants                        -                    1,614,858

       Diluted EPS                                                     21,141,263               20,303,457
                                                                       ==========               ==========

     All options, warrants and convertible debentures outstanding during the first quarter of 1997 were not included in the computation of diluted EPS because the options, warrants and convertible debentures are considered antidilutive.

     Convertible debentures of $3,604,265 were not included in the computation of diluted EPS in the first quarter of 1996 because the conversion price was greater than the average market price of common shares.

Consolidated Statements of Cash Flows

     For purposes of reporting cash flows, the Company considers all certificates of deposit and time deposits with original maturities of three months or less to be cash equivalents.

     The Company paid approximately $695,000 and $175,000 for income taxes and $137,000 and $99,000 for interest during the three months ended March 31, 1997 and March 31, 1996, respectively.

                                                    THREE MONTHS ENDED
                                                        MARCH 31,

   Significant non-cash transactions
                                               1997                1996
                                               -----               ----
   Purchase of equipment and vehicles
   financed by  notes payable.               $ 99,004             $

   Assumption of debt associated with
   purchase of  business                      807,751             $ 614,000

   Capital expenditures included in
   quarter end accounts  payable but
   not yet paid                                  -                  291,184



3)       ISSUANCE OF DEBT

     On March 5, 1992, the Company completed a private placement of $3 million in Convertible Subordinated Debentures due March 31, 1997 (the "Debentures"). The Debentures have a term of five years and bear interest at the rate of 8.5% per annum, payable quarterly. Interest is payable in either cash or additional Debentures at the Company's option. The Company utilized the feature of issuing additional Debentures in payment of interest for each quarter since the issuance of the Debentures up to and including the quarter ended March 31, 1995. Beginning with the second quarter of 1995, the Company chose to pay interest of $83,000 per quarter rather than issue additional Debentures. Total interest paid this year through March 31, 1997 on the Debentures amounts to $83,000. The Debentures are convertible into shares of the Company's common stock at a conversion rate of $1.40 per share. In March 1997, the Company and the holder of the Debentures agreed to extend the due date of the Debentures to September 30, 1997 and the holder converted $280,000 of convertible debt. Pursuant to the terms of the Debentures, the Company is obligated to subordinate certain subsequent issuances of debt to the rights of the holders of the Debentures. The Debentures subject the Company to certain covenants, certain prepayment and conversion obligations and certain restrictions with respect to the declaration and payment of dividends.

 4)      ACQUISITION

     On January 10, 1997, the Company acquired the waste related assets of Air Sweep-A-Lot, Inc. ("ASAL"), a solid waste collection and sweeping company located in Valdosta, GA. The total purchase price of approximately $1,007,000 consisted of cash in the amount of $200,000, assumption of debt in the amount of $485,000 and the issuance of a promissory note to the owners of ASAL with a principal amount of $322,000 bearing interest at a rate of 8.0% per annum. This acquisition was accounted for as a purchase. The value of the non-competition agreement assigned to this transaction was $85,000 and will be amortized over 5 years. The excess of the purchase price over the net assets acquired of approximately $348,000 will be amortized over a period not exceeding 40 years. The operations of ASAL are not material to the Company's consolidated operations and has been integrated into the Company's collection business in Valdosta, Georgia.

5)       UNUSUAL CHARGES

     On March 21, 1996, the Company acquired all of the capital stock of North Florida Sweeping, Inc. ("NFS"), a street sweeping and roll-off collection company based in Jacksonville, Florida. On December 31, 1996, the Company filed suit in the United States District Court for the Eastern District of Florida against the former shareholders of NFS seeking recission of the transaction and damages. The Company's suit alleges fraud in the inducement to purchase the capital stock of NFS and breach of representations and warranties.

     The Company recently concluded a review of certain operating practices of NFS and has determined that NFS: (i) had not fully complied with the performance specifications of its highway and street sweeping contracts; (ii) had not fully conformed with all applicable requirements in its disposal of street sweepings; and (iii) is required to continue to perform under the terms of the highway and street sweeping contracts until their expirations. In response to these findings the Company implemented certain remedial actions with respect to the operations of NFS, including additional, and in some instances multiple, re-sweeps in order to meet the performance standards of the contracts and rectification of NFS's waste disposal practices.

     As a result of the remedial actions taken with respect to the operations of NFS during the first quarter of 1997, the Company has: (a) estimated and accrued the losses on the sweeping contracts; and (b) in accordance with Statement of Financial Accounting Standard No. 121 - "Accounting for The Impairment of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of", concluded that the goodwill associated with the NFS acquisition is not recoverable. Accordingly, the Company has taken a charge of $436,000 to earnings. Any amounts recovered from the former NFS shareholders as a result of litigation will be treated as income at that time.

     Additionally, during the first quarter, the Company and the City of St. Augustine, Florida mutually agreed to terminate the existing transfer, transportation and disposal agreement. In connection with such termination the Company has agreed to continue to transport and dispose of the solid waste generated from the City of St. Augustine until October 31, 1997, and thereafter, the City may extend the agreement on a month to month basis. The Company is no longer required, however, to construct a permanent transfer station and accordingly, wrote-off certain design and permitting costs which had been previously deferred.

     All of the above asset write-offs and expenses have been classified as "Unusal Charges" in the Consolidated Statement of Operations, and are summarized as follows:

     Additional sweeping costs incurred and paid in         $  68,000
     the period ended March 31, 1997

     Legal and consulting expenses:
       Incurred in the period ended March 31, 1997             77,000
       Accrued at March 31, 1997                              205,000

     Accrued Loss on sweeping contracts                        96,000

     Write-off of NFS goodwill                                436,000

     Write-down of NFS real estate                            110,000

     Write-off of transfer station developing costs            91,000
                                                            ---------
     Total                                                 $1,083,000
                                                           ==========

 ITEM 2      GEOWASTE INCORPORATED AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     Net revenues for the quarter ended March 31, 1997 consisted of collection revenues of $2,797,000, disposal revenues of $848,000, transfer revenues of $380,000, sweeping revenues of $465,000 and recycling revenues of $387,000. Collection revenues increased 242%, disposal revenues decreased 27% and transfer revenues increased 74% as compared to first quarter 1996 results. The sweeping revenues in 1996 were only for a partial month commencing on March 22, 1996. Prior to the acquisition of the Spectrum Group, Inc. in August 1996, the Company was not engaged in the recycling business. Accordingly, there were no related recycling revenues for the first quarter of 1996. Of the 242% increase in collection revenues, 193% is attributable to the operations of the companies acquired in 1996, with the remainder primarily from new collection contracts entered into during the first quarter of 1996 which had a full effect in the first quarter of 1997. All of the increase in transfer revenue is attributable to the operations of the acquired companies. Even though tonnage at the Pecan Row Landfill increased over 3,000 tons for the quarter ended March 31, 1997, more competitive pricing resulted in decreased revenue. All intercompany activity has been eliminated.

     Operating expenses related to the collection, disposal, transfer, sweeping and recycling activities for the quarter ended March 31, 1997 consisted of collection expenses of $1,511,000, disposal expenses of $770,000, transfer expenses of $180,000, sweeping expenses of $458,000 and recycling expenses of $288,000. Collection expenses increased 312%, disposal expenses increased 24% and transfer expenses increased 105% as compared to the first quarter of 1996. Of the 312% increase in collection expenses, 259% was attributable to the operations of the companies acquired in 1996. The increase in disposal expenses resulted primarily from increased volumes as compared to the first quarter of 1996. Of the 105% increase in transfer expenses, 103% was attributable to the acquired companies. In the first quarter of 1996, there were no related recycling expenses whereas sweeping expenses were for a partial month.

     Unusual charges for the first quarter ending March 31, 1997 relate to litigation and certain developments related to North Florida Sweeping, Inc. ("NFS"). The Company recently concluded a review of certain operating practices of NFS and has determined that NFS: (1) had not fully complied with the performance specifications of its highway and street sweeping contracts; (2) had not conformed with all applicable requirements in its disposal of street sweepings; and (3) is required to continue to perform under the terms of the highway and street sweeping contracts until their expirations. In the first quarter of 1997 the Company implemented certain remedial actions with respect to the operations of NFS, including additional, and in some instances multiple, re-sweeps to meet the performance standards of the contracts and rectification of the waste disposal practices of NFS. As a result of such remedial actions, the Company has (a) estimated and accrued the losses on the sweeping contracts and
(b) concluded that the goodwill associated with the NFS acquisition is not recoverable and the land and building of NFS is not recoverable above its appraised value. Additionally, during the first quarter of 1997, the Company and the City of St. Augustine, Florida mutually agreed to terminate the existing transfer, transportation and disposal agreement and, accordingly, wrote off certain design and permitting costs which had been previously deferred. As a result, the Company has recorded $1,083,000 of unusual charges for the quarter ending March 31, 1997 which consists of $282,000 of legal and consulting fees, $68,000 additional sweeping costs incurred and paid in the first quarter of 1997, $96,000 accrued losses on sweeping contracts, $436,000 write off of goodwill, $110,000 write off of land and building and $91,000 write off of transfer station development costs.

     Selling, general and administrative expenses for collection, disposal, transfer and sweeping activities in the first quarter ended March 31, 1997, were $415,000, $72,000, 12,000, and 104,000, respectively, as compared to $74,000,
$79,000, $1,000 and $4,000 for the first quarter of 1996. Sweeping administrative expenses for the first quarter of 1996 were for a partial month. Recycling administrative expenses for the first quarter of 1997 were $41,000. Corporate overhead for the first quarter of 1997 was $319,000 as compared to $217,000 in the first quarter of 1996.

     Net loss for the quarter ended March 31, 1997 was $508,000 as compared to net income of $427,000 in the first quarter of 1996. This decrease was due primarily to the unusual charges described above and increases in operating expenses.


LIQUIDITY AND CAPITAL RESOURCES

     The Company is in a service industry and has neither significant inventory nor seasonal variations in receivables. At March 31, 1997, the Company had negative working capital of $2,710,822 as compared with a negative $2,777,248 at December 31, 1996. The increase in working capital resulted primarily from the subordinated debenture holder converting $280,000 into stock offset by the $200,000 cash payment as part consideration for Air Sweep-A-Lot, Inc. ("ASAL"), in the first quarter of 1997.

     The Company's operating performance is expected to be sufficient to support corporate overhead and other expenses for the next 12 months. Management believes that internally generated funds will be sufficient to meet the Company's working capital requirements during 1997.

     Historically, the Company has relied primarily on the private placement of debt and equity securities in order to provide it with the cash required for capital expenditures, acquisitions and operating activities. Set forth below is a discussion of the Company's primary ongoing cash requirements and the means by which it expects to meet these requirements in the future.

     The Company expects to make capital expenditures on an ongoing basis for improvements to, and expansion of, its landfill and for equipment purchases. The Company estimates that the capital expenditures required for its existing operations will amount to $4,425,000 in 1997 almost half of which will be used for the construction of a new 4 acre disposal cell and construction costs associated with the expected receipt of a permit modification which will increase the footprint of the Pecan Row Landfill in 1997. The development and permitting of new disposal facilities requires significant capital expenditures over an extended period. Any growth of the Company through the permitting of new disposal facilities or the lateral expansion of its existing disposal facility would require substantial capital expenditures. The Company expects that it will fund such estimated and future capital expenditures from existing cash, cash generated from operations, equipment lease financing, and other financing.

     The Company's business strategy includes the acquisition, on financially attractive terms, of additional solid waste management companies as well as related sanitation and infrastructure maintenance businesses. Such acquisitions may be accomplished through the issuance of the Company's common stock, cash on hand, or may require cash in excess of the Company's current cash available. Although the Company's operating results and financial performance are expected to provide access to any financing which may be necessary to acquire such businesses, there can be no assurance that such additional financing can be obtained on terms acceptable to the Company.

     On January 10, 1997, the Company acquired the waste related assets of ASAL, a solid waste collection and parking lot sweeping company in Valdosta, Georgia. The total purchase price of approximately $1,007,000 consisted of cash in the amount of $200,000, assumption of debt in the amount of $485,000 and the issuance of a promissory note to the owners of ASAL with a principal amount of $322,000 bearing interest at a rate of 8.0% per annum. This acquisition was accounted for as a purchase. The value of the non-competition agreement assigned to this transaction was $85,000 and will be amortized over 5 years. The excess of the purchase price over the net assets acquired of approximately $348,000 will be amortized over a period not exceeding 40 years. The operations of ASAL are not material to the Company's consolidated operations and have been integrated into the Company's collection business in Valdosta, Georgia.

 PART II:  OTHER INFORMATION

ITEM 1.   Legal Proceedings:

          On March 21, 1996, the Company acquired all of the capital stock of North Florida Sweeping, Inc. ("NFS"), a street sweeping and roll-off collection company based in Jacksonville, Florida. On December 31, 1996, the Company filed suit in the United States District Court for the Eastern District of Florida against the former shareholders of NFS seeking recission of the transaction and damages. The Company's suit alleges fraud in the inducement to purchase the capital stock of NFS and breach of representations and warranties.

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

ITEM 5.           Other Information:
                  Not applicable

ITEM 6.           Exhibits and Reports on Form 8-K:

                  (a)      Exhibits:

                           Computation of Net Earnings and Net Loss Per Share:

                           Three month period ended March 31, 1997 -
                              Exhibit 11.1
                           Three month period ended March 31, 1996 -
                              Exhibit 11.2

                  (b)      Reports on Form 8-K:

                           None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GEOWASTE INCORPORATED
                              (Registrant)




                              By: /S/ RAYMOND F. CHASE
                                      Raymond F. Chase
                                     Vice President and Chief Financial Officer


Dated: May 15, 1997

                                  EXHIBIT INDEX


EXHIBIT

11.1     Computation of Net Loss Per Share
         for the three month period ended March 31, 1997

11.2     Computation of Net Earnings Per Share
         for the three month period ended March 31, 1996

27       Financial Data Schedule