Form 10-Q
period 1997-06-30
GEOWASTE INC
filed 1997-08-14
CIK 102499

============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
  (Mark One)
       /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

                                       or

       / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period __________ to __________

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

                                     Yes  /X/          No  / /

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, $0.10 Par Value, 21,286,549 shares outstanding as of August 8, 1997.


==============================================================================

                                TABLE OF CONTENTS
                                                                      Page
                          PART I: FINANCIAL INFORMATION

ITEM I:           FINANCIAL STATEMENTS (Unaudited)

Consolidated Balance Sheets.............................................2-3

Consolidated Statements of Operations.....................................4

Consolidated Statements of Cash Flows.....................................5

Notes to Consolidated Financial Statements..............................6-9


ITEM 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................10-12


                           PART II: OTHER INFORMATION


ITEM 1:   LEGAL PROCEEDINGS...............................................13

ITEM 2:   CHANGES IN SECURITIES...........................................13

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES.................................13

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............13

ITEM 5:   OTHER INFORMATION...............................................13

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K................................13

Signatures................................................................14

                     GEOWASTE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                         June 30, 1997              December 31, 1996
                          Assets                      -----------------             -----------------
                                                        (unaudited)

       Current assets:
         Cash and cash equivalents                        $  518,117                 $  3,058,067
         Accounts receivable, net                          2,444,006                    2,214,061
         Prepaid expenses                                    395,560                      343,461
         Prepaid income taxes                                431,370                        -
         Deferred tax asset                                  220,488                      221,000
                                                         -----------                  -----------
         Total current assets                              4,009,541                    5,836,589
                                                         -----------                  -----------

       Property and equipment:
         Land, primarily disposal site                    14,053,995                   13,205,883
         Buildings and improvements                          576,791                      433,025
         Vehicles and equipment                           10,872,064                    8,830,438
                                                        -----------                  ------------
                                                          25,502,850                   22,469,346
                                                        -----------                  ------------
        Less:  accumulated depreciation                 (10,302,291)                   (8,613,446)
                                                        -----------                  ------------

         Net property and equipment                      15,200,559                    13,855,900
                                                        -----------                  ------------



       Other Assets:
          Cost in excess of net assets of
            acquired businesses, net of
            amortization                                 10,310,847                  10,505,129
          Funds held in escrow                              318,000                     318,000
          Other                                             155,436                     102,473
                                                         -----------                -----------
          Total other assets
                                                         10,784,283                  10,925,602
                                                         -----------                -----------
            Total assets
                                                        $29,994,383                $30,618,091
                                                        ============                ===========



     The accompanying notes are an integral part of the consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                    June 30, 1997           December 31, 1996
                 Liabilities and Stockholders' Equity             -----------------        ------------------
                                                                     (unaudited)

        Current Liabilities:
          Current maturities of long-term debt                     $  4,641,775             $  4,672,950
          Accounts payable                                            1,561,960                1,573,707
          Accounts payable to related party                                -                     400,000
          Accrued payroll                                               385,780                  198,619
          Accrued fees                                                   80,263                  145,008
          Accrued income taxes                                             -                     700,000
          Accrued other                                                 214,707                   46,929
          Deferred revenue                                              584,405                  876,624
                                                                   ------------             ------------
          Total current liabilities                                   7,468,890                8,613,837
                                                                   ------------             ------------

      Long-term obligations, less current
         maturities                                                   3,118,654                2,522,311
      Accrued Royalties                                                 823,546                  962,061
      Closure and post closure obligations                            1,922,565                1,787,136
      Deferred tax liability                                            826,596                  750,000
                                                                   ------------              -----------
         Total liabilities                                           14,160,251               14,635,345

     Stockholders' equity:
        Preferred stock, authorized 5,000,000
        shares, $.01 par value; none issued or
        outstanding                                                       -                       -


     Common stock, authorized 50,000,000 shares,
        $.10 par value; issued and outstanding
        21,286,549 shares in 1997 and 21,028,634
        shares in 1996                                                2,128,655                2,102,863
        Additional paid-in capital                                   13,198,202               12,910,437
        Retained earnings                                               507,275                  969,446
                                                                    ------------             ------------
        Total stockholders' equity                                   15,834,132               15,982,746
                                                                    ------------             ------------
        Total Liabilities and Stockholders' Equity                  $29,994,383               $30,618,091
                                                                    ===========              ============





     The accompanying notes are an integral part of the consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended                     Six Months Ended
                                                              June 30,                              June 30,
                                                      ----------------------                 -------------------
                                                         1997              1996                1997             1996
                                                      ---------            -----------       ---------        --------

Net revenues                                           $4,844,636          $2,981,818         $9,722,192      $5,238,691

Cost and expenses:
 Operating                                              3,517,325           1,566,077          6,724,452       2,677,776
 Unusual charges                                            -                   -              1,083,000            -
 Selling, general and administrative                    1,163,296             573,351          2,126,467         963,800

Income (loss) from operations                             164,015             842,390           (211,727)      1,597,115
Other income (expense):
 Other income                                             134,806             135,301            153,382         183,445
 Interest expense                                       ( 193,184)           (107,661)          (330,535)       (198,443)
                                                       ----------          ----------         ----------      ----------
Income (loss) from operations before
income taxes                                              105,637             870,030           (388,880)      1,582,117
Income tax provision                                       60,291             296,746             73,291         581,792
                                                      -----------           ----------         ----------       ---------

Net  income (loss)                                       $45,346             $573,284          $(462,171)      1,000,325
                                                      ==========            ==========         ==========      ==========
Earnings (loss) per common and
common equivalent share                               $     0.00            $    0.03          $   (0.02)      $     0.05
                                                      ==========            ==========         ==========      ==========
Weighted average common
and  common equivalent shares                         23,471,394            21,116,053         21,206,351      20,725,484
                                                      ==========            ==========         ==========      ==========

 The accompanying notes are an integral part of the consolidated financial statements.


                     GEOWASTE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Six Months Ended
                                                                                 June 30,
                                                                      ------------------------------
                                                                         1997              1996
                                                                      -----------        ----------

    Cash Flows from operating activities:
       Net (loss) income                                            $   (462,171)         $1,000,325

       Adjustments to reconcile net
       loss (income) to net cash  provided by
       (used in) operating activities:
       Depreciation and amortization                                  1,760,559           1,045,555
       Goodwill writeoff                                                436,000               -
       Impairment of property                                           201,000
       Non cash closure costs                                           135,429             132,173
       (Gain) Loss on sale of equipment                                  (1,663)             (1,179)
       Deferred taxes                                                   139,936             161,000
       Gain on sale of business                                        (124,639)               -
    Changes in assets and liabilities:
       Accounts receivable                                             (229,945)           (160,906)
       Prepaid expenses                                                (483,469)             41,782
       Accounts payable and accrued liabilities                      (1,132,639)             78,818
       Deferred revenue                                                (292,219)            (67,703)
                                                                 --------------          -----------
     Net cash provided by (used in)                                     (53,821)          2,229,865
                                                                 --------------          -----------
     operating activities

     Cash flows from investing activities:
       Additions to property and equipment                           (1,749,804)          (1,439,089)
       Proceeds from the sale of equipment                               16,300               11,000
       Funds held in escrow and other                                      -                 623,060
       Purchase of business                                            (271,921)                -
       Proceeds from the sale of business                               204,761                 -
       Acquisition of business, net of cash acquired                      --                (411,522)
      Net cash used in investing activities                          (1,800,664)          (1,216,551)
                                                                 --------------           -----------
      Cash flows from financing activities:
       Payment of debt and capital lease obligations                   (719,023)            (376,485)
       Proceeds from exercise of stock options                           33,558                  --
                                                                 --------------           -----------
      Net cash used in financing
         activities                                                    (685,465)            (376,485)

      Increase in cash and cash  equivalents                         (2,539,950)             636,829
         Cash and cash equivalents, beginning of period               3,058,067            3,985,459
         Cash and cash equivalents, end of period                      $518,117           $4,622,288
                                                                  =============           ===========

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

2)      Significant Accounting Policies

        Earnings Per Common Share

        Net income and loss per common share for the three months and the six months ended June 30, 1997 and 1996 is based on the weighted average number of common and common equivalent shares (stock options and warrants) outstanding in each period and is computed in accordance with APB Opinion No. 15.

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement No. 128 will replace APB Opinion No. 15 and is effective for periods ending after December 15, 1997. Earlier application is not permitted. When effective, Statement No. 128 requires restatement of all prior period earnings per share ("EPS") data presented.

        Statement No. 128 replaces the current EPS presentation with a dual presentation of basic and diluted EPS for entities with complex capital structures, such as the Company. Basic EPS includes no dilution and is computed by dividing income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution of securities, such as stock options, that could share in the earnings of an entity. If Statement No. 128 had been applied for the three and six month periods ended June 30, 1997 and 1996, EPS and shares used in the computation would have been the following pro forma amounts:


                                                                                Three Months Ended June 30,
                                                                                     1997                            1996
            Pro forma EPS:
               Basic EPS
                                                                                   $    0.00                      $    0.03
                                                                                   =========                      =========
               Diluted EPS
                                                                                   $    0.00                      $    0.03
                                                                                   =========                      =========
               Pro forma shares:
               Basic EPS - weighted average common shares  outstanding
                                                                                  21,270,725                     18,896,551
               Dilutive effect of stock options, warrants and  convertible debentures
                                                                                   4,775,144                      5,168,044
                                                                                ------------                     ----------
               Diluted EPS
                                                                                  26,045,869                     24,064,595

                                                                                     Six Months Ended June
                                                                                              30,
                                                                                  1997                    1996
            Pro forma EPS:
               Basic EPS
                                                                                   $     (0.02)        $    0.05
                                                                                   ============        =========
               Diluted EPS
                                                                                   $     (0.02)        $    0.04
                                                                                   ============        =========

               Pro forma shares:
               Basic EPS - weighted average common shares  outstanding               21,206,351       18,727,341

               Dilutive effect of stock options, warrants and  convertible debentures
                                                                                         -             4,773,218
                                                                                   -------------      ----------
               Diluted EPS                                                            21,206,351      23,500,559


         All options, warrants and convertible debentures outstanding for the six months ended June 30, 1997 were not included in the computation of diluted EPS because the options, warrants and convertible debentures are considered antidilutive.

Consolidated Statements of Cash Flows

         For purposes of reporting cash flows, the Company considers all certificates of deposit and time deposits with original maturities of three months or less to be cash equivalents.

         The Company paid approximately $729,000 and $265,000 for income taxes and $330,000 and $198,000 for interest during the six months ended June 30, 1997 and June 30, 1996, respectively.


                                                                                     Six Months Ended June
                                                                                              30,
            Significant non-cash transactions                                         1997          1998
            Purchase of equipment and vehicles
            financed by  notes payable.                                          $ 1,233,408       $    -
            Assumption of debt associated with
            purchase of  business                                                    807,751      614,000
            Capital expenditures included in
            accounts payable but  not yet paid                                       249,058            -
            Conversion of debentures to stock                                       280,000
            Expenditures related to purchase
            of business included  in accounts                                        76,982             -
            payable but not yet paid


3)       Issuance of Debt

         On March 5, 1992, the Company completed a private placement of $3 million in Convertible Subordinated Debentures due March 31, 1997 (the "Debentures"). The Debentures have a term of five years and bear interest at the rate of 8.5% per annum, payable quarterly. Interest is payable in either cash or additional Debentures at the Company's option. The Company utilized the feature of issuing additional Debentures in payment of interest for each quarter since the issuance of the Debentures up to and including the quarter ended March 31, 1995. Beginning with the second quarter of 1995, the Company chose to pay interest of $83,000 per quarter rather than issue additional Debentures. Total interest paid this year through June 30, 1997 on the Debentures amounts to $160,000. The Debentures are convertible into shares of the Company's common stock at a conversion rate of $1.40 per share. In March 1997, the Company and the holder of the Debentures agreed to extend the due date of the Debentures to September 30, 1997 and the holder converted $280,000 of convertible debt. Pursuant to the terms of the Debentures, the Company is obligated to subordinate certain subsequent issuances of debt to the rights of the holders of the Debentures. The Debentures subject the Company to certain covenants, certain prepayment and conversion obligations and certain restrictions with respect to the declaration and payment of dividends.

4)       Acquisition

           On January 10, 1997, the Company acquired the waste related assets of Air Sweep-A-Lot, Inc. ("ASAL") a solid waste collection and sweeping company located in Valdosta, GA. The total purchase price of approximately $1,007,000 consisted of cash in the amount of $200,000, assumption of debt in the amount of $485,000 and the issuance of a promissory note to the owners of ASAL with a principal amount of $322,000 bearing interest at a rate of 8.0% per annum. This acquisition was accounted for as a purchase. The value of the non-competition agreement assigned to this transaction was $85,000 and is being amortized over 5 years. The excess of the purchase price over the net assets acquired of approximately $348,000 is being amortized over 40 years. The operations of ASAL are not material to the Company's consolidated operations and has been integrated into the Company's collection business in Valdosta, Georgia.

     Sale of Assets

         On June 10, 1997, the Company sold its lawn care and certain of its sweeping businesses in Florida to Sweeping Corp. of America. The assets sold included selected lawn care and parking lot sweeping equipment together with contracts obtained since April 1996 with the Florida Department of Transportation for highway sweeping and lawn edging in Dade, Leon, Holmes, Washington, Jackson, Bay, Gulf, Calhoon, Escambia and Santa Rosa counties. All of these contracts involved work being performed in geographically dispersed locations, which were remote to the Company's existing service areas of South/Central Georgia, Northeast Florida and North Central Florida and which the Company believed had limited market share growth opportunities in the near future. The aggregate purchase price of the sale was $210,000 and resulted in a gain of approximately $120,000.

6)       Unusual Charges

         On March 21, 1996 the Company acquired all of the capital stock of North Florida Sweeping, Inc. ("NFS") a street sweeping and roll-off collection company based in Jacksonville, Florida. On December 31, 1996, the Company filed suit in the United States District Court for the Eastern District of Florida against the former shareholders of NFS seeking recission of the transaction and damages. The Company's suit alleges fraud in the inducement to purchase the capital stock of NFS and breach of representations and warranties.

        In the first quarter of 1997, the Company concluded a review of certain operating practices of NFS and has determined that NFS: (i) had not fully complied with the performance specifications of its highway and street sweeping contracts; (ii) had not fully conformed with all applicable requirements in its disposal of street sweepings; and (iii) is required to continue to perform under the terms of the highway and street sweeping contracts until their expirations. In response to these findings the Company implemented certain remedial actions with respect to the operations of NFS, including additional, and in some instances multiple, re-sweeps in order to meet the performance standards of the contracts and rectification of NFS's waste disposal practices.

         As a result of the remedial actions taken with respect to the operations of NFS during the first quarter of 1997, the Company: (a) estimated and accrued the losses on the sweeping contracts; and (b) in accordance with Statement of Financial Accounting Standard No. 121 - "Accounting for The Impairment of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of", concluded that the goodwill associated with the NFS acquisition is not recoverable. Accordingly, the Company has taken a charge of $436,000 to earnings. Any amounts recovered from the former NFS shareholders as a result of litigation will be treated as income at that time.

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

         All of the above asset write-offs and expenses have been classified as "Unusual Charges" in the Consolidated Statement of Operations, and are summarized as follows:


Additional sweeping costs                           $   68,000
incurred and paid in the
six months ended June 30, 1997

Legal and consulting expenses:
 Incurred in the six months ended June 30, 1997         77,000
 Accrued at June 30, 1997                              205,000

Accrued Loss on sweeping
contracts                                               96,000

Write-off of NFS goodwill                              436,000

Write-down of NFS real estate                          110,000

Write-off of transfer station
development costs                                       91,000
                                                      --------
Total                                              $ 1,083,000

 ITEM 2                    GEOWASTE INCORPORATED AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Net revenues for the quarter ended June 30, 1997 consisted of collection revenues of $2,914,000, disposal revenues of $834,000, transfer revenues of $367,000, sweeping revenues of $397,000 and recycling revenues of $332,000. Collection revenues increased 204%, disposal revenues decreased 34%, transfer revenues increased 62%, and sweeping revenues decreased 24% as compared to second quarter 1996 results. Prior to the acquisition of the Spectrum Group, Inc. in August 1996, the Company was not engaged in the recycling business. Accordingly, there were no related recycling revenues for the second quarter of 1996. Of the 204% increase in collection revenues, 169% is attributable to the operations of the companies acquired in 1996, with the remainder primarily from new collection contracts entered into during the first quarter of 1996 which had a full effect in the first half of 1997. All of the increase in transfer revenue is attributable to operations of the acquired companies. Even though tonnage at the Pecan Row Landfill remained constant as compared to the second quarter of 1996, more competitive pricing resulted in decreased revenue. Net sales for the six months ended June 30, 1997 consisted of collection revenues of $5,711,000, disposal revenues of $1,682,000, transfer revenues of $747,000, sweeping revenues of $862,000 and recycling revenues of $720,000. This compares with net revenues for the six months ended June 30, 1996 of $1,779,000, $2,434,000, and $581,000, for collection, disposal, transfer and sweeping revenues, respectively. There were no recycling revenues in the first six months of 1996. All intercompany activity has been eliminated.

     Operating expenses related to the collection, disposal, transfer, sweeping and recycling activities for the quarter ended June 30, 1997 consisted of collection expenses of $1,836,000, disposal expenses of $720,000, transfer expenses of $199,000, sweeping expenses of $465,000 and recycling expenses of $297,000. Collection expenses increased 376%, disposal expenses decreased 1%, transfer expenses increased 116% and sweeping expenses increased 28% as compared to the second quarter of 1996. Of the 376% increase in collection expenses, 210% was attributable to the operations of the companies acquired in 1996. Disposal expenses remained constant during the second quarter of 1997 as compared to the second quarter of 1996. Of the 116% increase in transfer expenses, all were attributable to the acquired companies. In the second quarter of 1996, there were no related recycling expenses. Operating expenses for the six months ended June 30, 1997 consisted of collection expenses of $3,347,000, disposal expenses of $1,491,000, transfer expenses of $378,000, sweeping expenses of $923,000 and recycling expenses of $585,000. This compares with operating expenses for the six months ended June 30, 1996 of $745,000, $1,344,000, $180,000 and $400,000
for collection, disposal, transfer and sweeping expenses respectively. There were no recycling expenses in the first six months of 1996.


         Unusual charges for the six months ended June 30, 1997 relate to litigation and certain developments related to North Florida Sweeping, Inc. ("NFS") in the first quarter of 1997. The Company concluded a review of certain operating practices of NFS and has determined that NFS: (1) had not fully complied with the performance specifications of its highway and street sweeping contracts; (2) had not conformed with all applicable requirements in its disposal of street sweepings; and (3) is required to continue to perform under the terms of the highway and street sweeping contracts until their expirations. In the first quarter of 1997 the Company implemented certain remedial actions with respect to the operations of NFS including additional, and in some instances multiple, re-sweeps to meet the performance standards of the contracts and rectification the waste disposal practices of NFS. As a result of such remedial actions, the Company has (a) estimated and accrued the losses on the sweeping contracts and (b) concluded that the goodwill associated with the NFS acquisition is not recoverable and the land and building of NFS is not recoverable above its appraised value. Additionally, during the first quarter of 1997, the Company and the City of St. Augustine, Florida mutually agreed to terminate the existing transfer, transportation and disposal agreement and, accordingly, wrote off certain design and permitting costs which had been previously deferred. As a result, the Company recorded $1,083,000 of unusual charges for the six months ended June 30, 1997 which consisted of $282,000 of legal and consulting fees, $68,000 additional sweeping costs incurred and paid in the first quarter of 1997, $96,000 accrued losses on sweeping contracts, $436,000 write off of goodwill, $110,000 write off of land and building and $91,000 write off of transfer station development costs.

     Selling, general and administrative expenses for collection, disposal, transfer and sweeping activities in the second quarter ended June 30, 1997, were $568,000, $75,000, $17,000, and $110,000, respectively, as compared to $119,000,
$84,000, $5,000 and $74,000 for the second quarter of 1996. Recycling administrative expenses for the second quarter of 1997 were $48,000. Corporate overhead for the second quarter of 1997 was $345,000 as compared to $291,000 in the second quarter of 1996. Selling, general and administration expenses for collection, disposal, transfer and sweeping for the six months ended June 30, 1997 were $1,037,000, $147,000, $35,000, $217,000 respectively, as compared to
$207,000, $163,000, $2,000 and $83,000 for the six months ended June 30, 1996.
Recycling administrative charges for the six months ended June 30, 1997, were $97,000 with no related charges for the six months ended June 30, 1996. Corporate overhead for the six months ended June 30, 1997 and June 30, 1996 were $593,000 and $509,000 respectively.

         Net income for the quarter ended June 30, 1997 was $45,000 as compared to net income of $573,000 in the second quarter of 1996. The decrease was due primarily to increases in operating expenses of divisions acquired during 1996. Due mainly to the unusual charges and increased expenses of acquired companies, there is a net loss for the six month period ending June 30, 1997 of $462,000 as compared with net income of $1,000,000 for the same period in 1996.

Liquidity and Capital Resources

         The Company is in a service industry and has neither significant inventory nor seasonal variations in receivables. At June 30, 1997, the Company had negative working capital of $3,459,349 as compared with a negative $2,777,248 at December 31, 1996. The decrease in working capital resulted primarily from payment of construction costs associated with the Company's Pecan Row Landfill coupled with accruals required for the Company's Florida operations.

         The Company's operating performance is expected to be sufficient to support normal corporate overhead and other expenses for the next 12 months. Management believes that acquisition capital and short term debt redemption needs should be raised from external sources to maximize the flexibility of the Company's financial resources and to allow for the continued growth and expansion of the Company.

         Historically, the Company has relied primarily on the private placement of debt and equity securities in order to provide it with the cash required for capital expenditures, acquisitions and operating activities. Set forth below is a discussion of the Company's primary ongoing cash requirements and the means by which it expects to meet these requirements in the future.

         The Company expects to make capital expenditures on an ongoing basis for improvements to, and expansion of, its landfill and for equipment purchases. The Company estimates that the capital expenditures required for its existing operations will amount to $4,425,000 in 1997, almost half of which will be used for the construction of a new 4 acre disposal cell and construction costs associated with the expected receipt of a permit modification which will increase the footprint of the Pecan Row Landfill in 1997. The development and permitting of new disposal facilities requires significant capital expenditures over an extended period. Any growth of the Company through the permitting of new disposal facilities or the lateral expansion of its existing disposal facility would require substantial capital expenditures. The Company expects that it will fund such estimated and future capital expenditures from existing cash, cash generated from operations, equipment lease financing, and other financing.

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

          On January 10, 1997, the Company acquired the waste related assets of ASAL, a solid waste collection and parking lot sweeping company in Valdosta, Georgia. The total purchase price of approximately $1,007,000 consisted of cash in the amount of $200,000, assumption of debt in the amount of $485,000 and the issuance of a promissory note to the owners of ASAL with a principal amount of $322,000 bearing interest at a rate of 8.0% per annum. This acquisition was accounted for as a purchase. The value of the non-competition agreement assigned to this transaction was $85,000 and is being amortized over 5 years. The excess of the purchase price over the net assets acquired of approximately $348,000 is being amortized over 40 years. The operations of ASAL are not material to the Company's consolidated operations and have been integrated into the Company's collection business in Valdosta, Georgia.

         On June 10, 1997, the Company sold its lawn care and certain of its sweeping businesses in Florida to Sweeping Corp. of America. The assets sold included selected lawn care and parking lot sweeping equipment together with contracts obtained since April 1996 with the Florida Department of Transportation for highway sweeping and lawn edging in Dade, Leon, Holmes, Washington, Jackson, Bay, Gulf, Calhoon, Escambia and Santa Rosa counties. All of these contracts involved work being performed in geographically dispersed locations, which were remote to the Company's existing service areas of South/Central Georgia, Northeast Florida and North Central Florida and which the Company believed had limited market share growth opportunities in the near future. The aggregate purchase price of the sale was $210,000 and resulted in a gain of approximately $120,000.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both statements are effective for fiscal years beginning December 15, 1997. The Company has not yet determined the effect, if any, of these statements on its financial statements.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

     With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Business Risks described in the Company's Report on Form 10-K for the year ended December 31, 1996 and elsewhere in the Company's filings with the Securities and Exchange Commission.

 PART II:  OTHER INFORMATION

ITEM 1.           Legal Proceedings:
                         On March 21, 1996, the Company acquired all of the
                  capital stock of North Florida Sweeping, Inc. ("NFS"), a street sweeping and roll-off collection company based in Jacksonville, Florida. On December 31, 1996, the Company filed suit in the United States District Court for the Eastern District of Florida against the former shareholders of NFS seeking rescission of the transaction and damages. The Company's suit alleges fraud in the inducement to purchase the capital stock of NFS and breach of representations and warranties. The case is in discovery and trial is currently scheduled for November 1997.

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

ITEM 5.           Other Information:
                           Not applicable

ITEM 6.           Exhibits and Reports on Form 8-K:

                  (a)      Exhibits:

                          Computation of Net Earnings and Net Loss Per Share:

                          Three month period ended June 30, 1997 - Exhibit 11.1
                          Six month period ended June 30, 1997 -   Exhibit 11.2
                          Financial Data Schedule - Exhibit 27

                  (b)      Reports on Form 8-K:

                                    None

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GEOWASTE INCORPORATED
                                  (Registrant)


                                  By:    /s/ John W. Ballentine
                                        John W. Ballentine
                                        Vice President and Chief
                                        Financial Officer

Dated: August 14, 1997

                                  Exhibit Index


11.1     Computation of Net Earnings Per Share
         for the three months ended June 30, 1997

11.2     Computation of Net Loss Per Share
         for the six months ended June 30, 1997

27       Financial Data Schedule