Form 10-Q
period 1997-09-30
GEOWASTE INC
filed 1997-11-14
CIK 102499

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q
(MARK ONE)
         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

     Common Stock, $0.10 Par Value, 21,286,549 shares outstanding as of November 7, 1997.

===============================================================================

                                TABLE OF CONTENTS

                                                                    PAGE
                          PART I: FINANCIAL INFORMATION

ITEM I:  FINANCIAL STATEMENTS (Unaudited)

Consolidated Balance Sheets...........................................2-3

Consolidated Statements of Operations...................................4

Consolidated Statements of Cash Flows...................................5

Notes to Consolidated Financial Statements...........................6-10


ITEM 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................11-14


                           PART II: OTHER INFORMATION


ITEM 1:   LEGAL PROCEEDINGS..........................................15

ITEM 2:   CHANGES IN SECURITIES......................................15

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES............................15

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........15

ITEM 5:   OTHER INFORMATION..........................................15

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K...........................15

Signatures...........................................................16

                     GEOWASTE INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                September 30, 1997     December 31, 1996
                                                ------------------     -----------------
                   Assets                         (UNAUDITED)
Current assets:
 Cash and cash equivalents                     $      672,878          $   3,058,067
 Accounts receivable, net                           2,095,484              2,214,061
 Prepaid expenses                                     346,338                343,461
 Prepaid income taxes                                 292,859                      -
 Deferred tax asset                                   220,488                221,000
                                                --------------         ---------------
 Total current assets                               3,628,047              5,836,589
                                                --------------         ---------------

Property and equipment:
 Land, primarily disposal site                     14,747,956             13,205,883
 Buildings and improvements                           605,148                433,025
 Vehicles and equipment                            11,502,895              8,830,438
                                                --------------          -------------
                                                   26,855,999             22,469,346
Less:  accumulated depreciation                   (11,068,636)            (8,613,446)
                                              ---------------           -------------

Net property and equipment                         15,787,363             13,855,900
                                              ----------------          -------------

Other Assets:
   Cost in excess of net assets of
     acquired businesses, net of
     amortization

   Funds held in escrow                              318,000                 318,000
   Other                                             171,547                 102,473
                                                 -------------         -------------
   Total other assets                             10,720,875              10,925,602
                                                 -------------         -------------
     Total assets                               $ 30,136,285           $  30,618,091
                                                 =============         =============


     The accompanying notes are an integral part of the consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                     September 30, 1997     December 31, 1996
                                                     ------------------     -----------------
       Liabilities and Stockholders' Equity             (UNAUDITED)
Current Liabilities:
Current maturities of long-term obligations             $   4,614,107          $   4,672,950
     Accounts payable                                       1,252,530              1,573,707
     Accounts payable to related party                              -                400,000
     Accrued payroll                                          281,239                198,619
     Accrued fees                                             114,000                145,008
     Accrued income taxes                                           -                700,000
     Accrued other                                            168,905                 46,929
     Deferred revenue                                         647,159                876,624
                                                          ------------         ---------------
     Total current liabilities                              7,077,940              8,613,837
                                                          ------------         ---------------


Long-term obligations, less current maturities

    Accrued Royalties                                        782,014                 962,061
    Closure and post closure obligations                   1,988,468               1,787,136
    Deferred tax liability                                   826,596                 750,000
                                                         --------------         -------------
     Total liabilities                                    14,087,299              14,635,345
                                                         --------------         -------------


   Stockholders' equity:
   Preferred stock, authorized 5,000,000
       shares, $.01 par value; none issued or
       outstanding

   Common stock, authorized 50,000,000 shares,
       $.10 par value; issued and
       outstanding 21,286,549 shares in 1997
       and 21,028,634 shares in
       1996                                                2,128,655               2,102,863

   Additional paid-in capital                             13,198,202              12,910,437
   Retained earnings                                         722,129                 969,446
                                                        --------------          -------------
   Total stockholders' equity                             16,048,986              15,982,746
                                                        --------------          -------------
   Total Liabilities and Stockholders' Equity           $ 30,136,285             $30,618,091
                                                        ==============          =============


     The accompanying notes are an integral part of the consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended                       Nine Months Ended
                                                         SEPTEMBER 30,                           SEPTEMBER 30,
                                                   --------------------------                 -----------------------
                                                    1997                 1996                 1997               1996
                                                   -----                -----                -----              -----

Net revenues                                      $4,914,420          $3,776,099         $14,636,612          $9,014,790

Cost and expenses:
 Operating                                         3,320,443           2,281,633          10,044,895           4,959,409
 Unusual charges                                          -                   -            1,083,000                   -
 Selling, general and administrative               1,012,351             723,445           3,138,818           1,687,245
                                                 --------------      -------------        ------------        -----------

Income from operations                               581,626             771,021             369,899           2,368,136

Other income (expense):
 Other income                                          2,583              41,252             155,965             224,697
 Interest expense                                   (166,529)           (109,002)           (497,064)           (307,445)
                                                 --------------        ------------        -----------        -----------

Income from operations before   income
taxes                                                417,680             703,721              28,800           2,285,388

Income tax provision                                 202,826             240,139             276,117             821,931
                                                ---------------      --------------         ----------         -----------

Net  income (loss)                              $    214,854         $   463,132        $   (247,317)         $1,463,457
                                                ===============       =============     ==============        ============

Earnings per common and common
equivalent share                              $         0.01       $        0.02       $       (0.01)         $      0.07
                                               ================     ===============    ===============        ============


Weighted average common and
common equivalent shares                          23,113,058          21,536,696          21,233,378          21,162,328
                                                  =============       =============    ===============        ===========


               The accompanying notes are an integral part of the consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                               SEPTEMBER 30,
                                                                          -----------------------
                                                                           1997              1996
                                                                          ------            -----

Cash Flows from operating activities:
   Net income                                                         $    (247,317)     $  1,463,457

   Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depreciation and amortization                                          2,700,211         1,748,495
   Goodwill writeoff                                                        436,000                 -
   Impairment of property                                                   201,000                 -
   Non cash closure costs                                                   201,332           203,961
   Loss (Gain) on sale of equipment                                           2,851           (1,179)
   Deferred taxes                                                            77,108           141,931
   Gain on sale of business                                                (125,945)                -
     Changes in assets and liabilities:
   Accounts receivable                                                      118,577          (787,105)
   Prepaid expenses                                                        (295,736)         (115,346)
   Accounts payable and accrued liabilities                              (1,648,909)          536,525
   Deferred revenue                                                        (229,465)          (82,838)
                                                                     --------------       ------------
     Net cash provided by operating activities                            1,189,707         3,107,901
                                                                      -------------       ------------

     Cash flows from investing activities:
   Additions to property and equipment                                   (2,545,855)       (2,657,247)
   Proceeds from the sale of equipment                                      101,348            11,000
   Funds held in escrow and other                                                 -           690,010
   Cash paid for business acquisitions                                     (291,321)       (2,064,922)
   Proceeds from the sale of business                                       204,761                 -
                                                                      -------------       ------------
     Net cash used in investing activities                               (2,531,067)       (4,021,159)
                                                                      -------------       ------------

     Cash flows from financing activities:
   Proceeds from exercise of stock options                                   33,558                 -
   Payment of debt and capital lease obligations                         (1,077,387)         (722,609)
     Net cash used in financing activities                               (1,043,829)         (722,609)
                                                                      -------------       ------------

     Decrease in cash and cash equivalents                               (2,385,189)       (1,635,867)
   Cash and cash equivalents, beginning of period                         3,058,067         3,985,459
                                                                      -------------      -------------
   Cash and cash equivalents, end of period                              $  672,878      $  2,349,592
                                                                      =============      =============


     The accompanying notes are an integral part of the consolidated statements.

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

2)   SIGNIFICANT ACCOUNTING POLICIES

     EARNINGS PER COMMON SHARE

     Net income and loss per common share for the three months and the nine months ended September 30, 1997 and 1996 are based on the weighted average number of common and common equivalent shares (stock options and warrants) outstanding in each period and is computed in accordance with APB Opinion No. 15.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement No. 128 will replace APB Opinion No. 15 and is effective for periods ending after December 15, 1997. Earlier application is not permitted. When effective, Statement No. 128 requires restatement of all prior period earnings per share ("EPS") data presented.

     Statement No. 128 replaces the current EPS presentation with a dual presentation of basic and diluted EPS for entities with complex capital structures, such as the Company. Basic EPS includes no dilution and is computed by dividing income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution of securities, such as stock options, that could share in the earnings of an entity. If Statement No. 128 had been applied for the three and nine month periods ended September 30, 1997 and 1996, EPS and shares used in the computation would have been the following pro forma amounts:

                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                   --------------------------------
                                                                       1997                   1996
                                                                      ------                  ----
Pro forma EPS:
   Basic EPS                                                      $      0.01             $       0.02
                                                                  ==============          =============
   Diluted EPS                                                    $      0.01             $       0.02
                                                                  ==============          =============

   Pro forma shares:
   Basic EPS - weighted average common shares
     outstanding                                                   21,286,549               20,926,021

   Dilutive effect of stock options, warrants and
     convertible debentures                                         1,826,509                5,262,094
                                                                  --------------           ------------

   Diluted EPS                                                     23,113,058               26,118,115
                                                                  ==============           ============

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                 ----------------------------------
                                                                     1997                     1996
                                                                    ------                   -----
Pro forma EPS:
   Basic EPS                                                   $       (0.01)           $        0.08
                                                               ===============          ==============

   Diluted EPS                                                 $       (0.01)           $        0.06
                                                               ===============          ==============

   Pro forma shares:
   Basic EPS - weighted average common shares
     outstanding                                                  21,233,378               19,062,229
   Dilutive effect of stock options, warrants and
     convertible debentures                                            -                    4,939,824

   Diluted EPS                                                    21,233,378               24,002,053
                                                                 ============             ============

     All options, warrants and convertible debentures outstanding for the nine months ended September 30, 1997 were not included in the computation of diluted EPS because the options, warrants and convertible debentures are considered antidilutive. All convertible debentures outstanding for the three months ended September 30, 1997 were not included in the computation of diluted EPS because the convertible debentures were considered antidilutive.

CONSOLIDATED STATEMENTS OF CASH FLOWS

     For purposes of reporting cash flows, the Company considers all certificates of deposit and time deposits with original maturities of three months or less to be cash equivalents.

     The Company paid approximately $761,000 and $445,000 for income taxes and $497,000 and $198,000 for interest during the nine months ended September 30, 1997 and September 30, 1996, respectively.

                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                          ---------------------------------
Significant non-cash transactions                            1997                     1996
                                                            ------                   -----

Purchase of equipment and vehicles financed by
notes payable.                                           $  1,803,209                   -

Assumption of debt associated with purchase of
business                                                      808,751             $  3,310,647

Capital expenditures included in accounts payable but
not yet paid                                                  313,931                   -
Conversion of debentures to stock                             280,000
Expenditures related to purchase of business included
in accounts payable but not yet paid                           76,982                   -


3)       ISSUANCE OF DEBT; CREDIT FACILITY

     On March 5, 1992, the Company completed a private placement of $3 million in Convertible Subordinated Debentures due March 31, 1997 (the "Debentures"). The Debentures had a term of five years and bore interest at the rate of 8.5% per annum, payable quarterly. Interest was payable in either cash or additional Debentures at the Company's option. The Company utilized the feature of issuing additional Debentures in payment of interest for each quarter since the issuance of the Debentures up to and including the quarter ended March 31, 1995. Beginning with the second quarter of 1995, the Company chose to pay interest of $83,000 per quarter rather than issue additional Debentures. Total interest paid this year through September 30, 1997 on the Debentures amounts to $217,000. Pursuant to the terms of the Debentures, the Company was obligated to subordinate certain subsequent issuances of debt to the rights of the holders of the Debentures. The Debentures subjected the Company to certain covenants, certain prepayment and conversion obligations and certain restrictions with respect to the declaration and payment of dividends. The Debentures were convertible into shares of the Company's common stock at a conversion rate of $1.40 per share. In March, 1997, the Company and the holder of the Debentures agreed to extend the due date of the Debentures to September 30, 1997 and the holder converted $280,000 of convertible debt.

     On October 9, 1997 the Company entered into a $5 million revolving credit facility (the "Credit Facility") with BankBoston, N.A. (the "Bank") and immediately borrowed $3.8 million under the Credit Facility to repay in full the principal and accrued interest on the Debentures. Borrowings under the Credit Facility may be used for working capital, refinancing of outstanding debt, capital expenditures and other general corporate purposes. Interest on borrowings under the Credit Facility is payable at a rate of one-quarter of one percent plus the higher of (i) the Bank's base rate or (ii) one percent above the overnight federal funds effective rate, as published by the Board of Governors of the Federal Reserve System, as in effect from time to time. Borrowings under the Credit Facility mature on October 9, 2000. Under the terms of the Credit Facility, the Company must maintain certain financial covenants on a quarterly basis of which the most significant is the interest coverage ratio. The financial covenant relating to the interest coverage ratio with which the Company must comply requires the Company not to allow its interest coverage ratio to be less than 2.25 to 1 through September 30, 1998 or less than 2.50 to 1 thereafter. On November 7, 1997 the Company borrowed $1.0 million under the Credit Facility to finance its purchase of T. F. Mitchell & Sons, Inc. Accordingly, as of November 7, 1997, $4.8 million was outstanding under the Credit Facility.

4)       ACQUISITION

     On January 10, 1997, the Company acquired the waste related assets of Air Sweep-A-Lot, Inc. ("ASAL") a solid waste collection and sweeping company located in Valdosta, GA. The total purchase price of approximately $1,007,000 consisted of cash in the amount of $200,000, assumption of debt in the amount of $485,000 and the issuance of a promissory note to the owners of ASAL with a principal amount of $322,000, bearing interest at a rate of 8.0% per annum. This acquisition was accounted for as a purchase. The value of the non-competition agreement assigned to this transaction was $85,000 and is being amortized over 5 years. The excess of the purchase price over the net assets acquired of approximately $348,000 is being amortized over 40 years. The operations of ASAL are not material to the Company's consolidated operations and has been integrated into the Company's collection business in Valdosta, Georgia.

     On November 7, 1997, the Company purchased the assets of T.F. Mitchell & Sons, Inc. d/b/a Mitchell Refuse ("Mitchell"), located in Cordele, GA. The total purchase price of $1,500,000 consisted of cash in the amount of $1,306,000 plus assumption of $194,000 in debt. This acquisition was accounted for as a purchase. The Company acquired $597,000 in trucks and equipment. A value of $150,000 was assigned to Mitchell's customer lists and $100,000 to the non-competition agreement associated with this transaction. The value of both the customer lists and the non-competition agreement are being amortized over five years. The excess of the purchase price over the assets acquired of approximately $653,000 is being amortized over 40 years. The operations of Mitchell are not material to the Company's consolidated operations.

     SALE OF ASSETS

     On June 10, 1997, the Company sold its lawn care and certain of its sweeping businesses in Florida to Sweeping Corp. of America. The assets sold included selected lawn care and parking lot sweeping equipment together with contracts obtained since April, 1996 with the Florida Department of Transportation for highway sweeping and lawn edging in Dade, Leon, Holmes, Washington, Jackson, Bay, Gulf, Calhoon, Escambia and Santa Rosa counties. All of these contracts involved work being performed in geographically dispersed locations, which were remote to the Company's existing service areas of South/Central Georgia, Northeast Florida and North Central Florida and which the Company believed had limited market share growth opportunities in the near future. The aggregate purchase price of the sale was $210,000 and resulted in a gain of approximately $120,000.

6)       UNUSUAL CHARGES

     On March 21, 1996 the Company acquired all of the capital stock of North Florida Sweeping, Inc. ("NFS"), a street sweeping and roll-off collection company based in Jacksonville, Florida. On December 31, 1996, the Company filed suit in the United States District Court for the Middle District of Florida, Jacksonville Division (the "Court"), against the former shareholders of NFS seeking recission, abrogation and annulment of the transaction and damages. The Company settled this suit with the former shareholders of NFS on October 9, 1997. Pursuant to the settlement, on October 14, 1997 the Court entered a judgment declaring the acquisition of NFS "to be completely abrogated and annulled, so as to never have had any force and effect whatsoever," including the merger of NFS and a subsidiary of the Company and the transfer of the capital stock of NFS to the Company. As part of the settlement, the Company received a $50,000 cash payment, retained the assets of NFS and cancelled warrants to purchase 75,000 shares of the Company's common stock at an exercise price of $1.25 which were issued to the NFS shareholders in connection with the nullified transaction.

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

     Additionally, during the first quarter, the Company and the City of St. Augustine, Florida mutually agreed to terminate the existing transfer, transportation and disposal agreement. In connection with such termination the Company has agreed to continue to transport and dispose of the solid waste generated from the City of St. Augustine until October 31, 1997. The Company is no longer required, however, to construct a permanent transfer station and accordingly, wrote-off certain design and permitting costs which had been previously deferred.

     All of the above asset write-offs and expenses have been classified as "Unusal Charges" in the Consolidated Statement of Operations, and are summarized as follows:

Additional sweeping costs incurred and paid in the            $   68,000
nine months ended September 30, 1997

Legal and consulting expenses                                    282,000

Accrued Loss on sweeping contracts                                96,000

Write-off of NFS goodwill                                        436,000

Write-down of NFS real estate                                    110,000

Write-off of transfer station development costs                   91,000
                                                          --------------

Total                                                        $ 1,083,000
                                                              ==========


7)       NEW PRONOUNCEMENTS

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

ITEM 2    GEOWASTE INCORPORATED AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net revenues for the quarter ended September 30, 1997 consisted of collection revenues of $3,175,000, disposal revenues of $782,000, transfer revenues of $257,000, sweeping revenues of $206,000 and recycling revenues of $494,000. This compares to third quarter 1996 revenues of $1,624,000, $1,207,000, $247,000, $522,000 and $176,000 for collection, disposal, transfer, sweeping and recycling, respectively. Collection revenues increased 96%, disposal revenues decreased 35%, transfer revenues increased 4%, and sweeping revenues decreased 60%, as compared to third quarter 1996 results. Prior to the acquisition of the Spectrum Group, Inc. in August 1996, the Company was not engaged in the recycling business. Accordingly, the recycling revenues for the third quarter of 1996 are for a partial quarter. Of the 96% increase in collection revenues, 43% is attributable to the operations of the companies acquired in 1996, with the remainder primarily from new collection contracts entered into during the first quarter of 1996. All of the increase in transfer revenue is attributable to operations of the acquired companies. The tonnage at the Pecan Row Landfill decreased to 812 tons per day (TPD) compared to 903 TPD during the third quarter of 1996, resulting in decreased revenue. Net revenues for the nine months ended September 30, 1997 consisted of collection revenues of $8,886,000, disposal revenues of $2,464,000, transfer revenues of $1,004,000, sweeping revenues of $1,069,000 and recycling revenues of $1,214,000. This compares with net revenues for the nine months ended September 30, 1996 of $3,572,000, $3,638,000, $693,000, $936,000 and $176,000 for collection, disposal, transfer, sweeping and recycling revenues, respectively. All intercompany activity has been eliminated.

     Operating expenses related to the collection, disposal, transfer, sweeping and recycling activities for the quarter ended September 30, 1997 consisted of collection expenses of $1,549,000, disposal expenses of $752,000, transfer expenses of $304,000, sweeping expenses of $349,000 and recycling expenses of $366,000. This compares to the quarter ended September 30, 1996 operating expenses of $851,000, $756,000, $106,000, $421,000, and $148,000 for collection, disposal, transfer, sweeping, and recycling, respectively. Collection expenses increased 82%, disposal expenses decreased .5%, transfer expenses increased 187%, sweeping expenses decreased 17% and recycling expenses increased 148%, as compared to the third quarter of 1996. Of the 82% increase in collection expenses, 58% was attributable to the operations of the companies acquired in 1996. Disposal expenses remained almost constant during the third quarter of 1997, as compared to the third quarter of 1996. All of the increase in transfer and recycling expenses were attributable to the acquired companies. The decrease in sweeping expenses resulted from the sale of certain contracts in the second quarter of 1997. Operating expenses for the nine months ended September 30, 1997 consisted of collection expenses of $4,896,000, disposal expenses of $2,243,000, transfer expenses of $683,000, sweeping expenses of $1,272,000 and recycling expenses of $951,000. This compares with operating expenses for the nine months ended September 30, 1996 of $1,604,000, $2,099,000, $286,000, $822,000, and
$148,000 for collection, disposal, transfer, sweeping and recycling expenses, respectively.

     Unusual charges for the nine months ended September 30, 1997 relate to litigation and certain developments related to North Florida Sweeping, Inc. ("NFS") in the first quarter of 1997. The Company concluded a review of certain operating practices of NFS and has determined that NFS (1) had not fully complied with the performance specifications of its highway and street sweeping contracts, (2) had not conformed with all applicable requirements in its disposal of street sweepings, and (3) is required to continue to perform under the terms of the highway and street sweeping contracts until their expirations. In the first quarter of 1997 the Company implemented certain remedial actions with respect to the operations of NFS, including additional, and in some instances multiple, re-sweeps to meet the performance standards of the contracts and rectification the waste disposal practices of NFS. As a result of such remedial actions, the Company has (a) estimated and accrued the losses on the sweeping contracts and (b) concluded that the goodwill associated with the NFS acquisition is not recoverable and the land and building of NFS is not recoverable above its appraised value. Additionally, during the first quarter of 1997, the Company and the City of St. Augustine, Florida mutually agreed to terminate the existing transfer, transportation and disposal agreement and, accordingly, wrote off certain design and permitting costs which had been previously deferred. As a result, the Company recorded $1,083,000 of unusual charges for the nine months ended September 30, 1997 which consisted of $282,000 of legal and consulting fees, $68,000 additional sweeping costs incurred and paid in the first quarter of 1997, $96,000 accrued losses on sweeping contracts, $436,000 write-off of goodwill, $110,000 write-off of land and building and $91,000 write-off of transfer station development costs.

     Selling, general and administrative expenses for collection, disposal, transfer, sweeping and recycling activities in the third quarter ended September 30, 1997, were $460,000, $65,000, $13,000, $117,000 and $39,000, respectively, as compared to $296,000, $99,000, $2,000, $102,000 and $1,000 for the third quarter of 1996. Corporate overhead for the third quarter of 1997 was $318,000 as compared to $223,000 in the third quarter of 1996. Selling, general and administrative expenses for collection, disposal, transfer and sweeping for the nine months ended September 30, 1997 were $1,499,000, $212,000, $46,000 and
$334,000 respectively as compared to $501,000, $263,000, $5,000 and $185,000 for the nine months ended September 30, 1996. Recycling administrative charges for the nine months ended September 30, 1997 were $136,000 compared to $1,000 for the nine months ended September 30, 1996. Corporate overhead for the nine months ended September 30, 1997 and September 30, 1996 were $912,000 and $732,000, respectively. Selling, general and administrative expenses for the nine months ended September 30, 1997 have increased due to the full year effect of acquisitions completed in the third quarter of 1996.

     Net income for the quarter ended September 30, 1997 was $215,000, as compared to net income of $463,000 in the third quarter of 1996. The decrease was due primarily to increases in operating expenses of companies acquired during 1996. Due mainly to the unusual charges incurred in the first quarter of 1997 and increased expenses of acquired companies, there is a net loss for the nine month period ending September 30, 1997 of $247,000, as compared with net income of $1,463,000 for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company had negative working capital of $3,449,893 as compared with a negative $2,777,248 at December 31, 1996. The decrease in working capital resulted primarily from payment of construction costs associated with the Pecan Row Landfill coupled with accruals for workers compensation, past wages and accident deductibles at the Company's United Sanitation division in Ocala, Florida.

     During its three most recent fiscal years and the nine months ended September 30, 1997, the Company's primary uses of cash have been to finance the cost of cell construction at the Pecan Row Landfill, acquire additional solid waste collection companies, provide working capital and make interest payments on its recently retired convertible debt.

     During the nine months ended September 30, 1997, the Company used $2,385,000 in cash, principally to fund construction activities at the Pecan Row Landfill and accruals required for the Company's Florida operations.

     On October 9, 1997 the Company entered into a $5 million revolving credit facility (the "Credit Facility") with BankBoston, N.A. (the "Bank"). Borrowings under the Credit Facility may be used for working capital, refinancing of outstanding debt, capital expenditures and other general corporate purposes. Interest on borrowings under the Credit Facility is payable at a rate of one-quarter of one percent plus the higher of (i) the Bank's base rate or (ii) one percent above the overnight federal funds effective rate, as published by the Board of Governors of the Federal Reserve System, as in effect from time to time. Borrowings under the Credit Facility mature on October 9, 2000. Under the terms of the Credit Facility, the Company must maintain certain financial covenants on a quarterly basis of which the most significant is the interest coverage ratio. The financial covenant relating to the interest coverage ratio with which the Company must comply requires the Company not to allow its interest coverage ratio to be less than 2.25 to 1 through September 30, 1998 and not less than 2.50 to 1 thereafter. On October 9, 1997, the Company borrowed $3.8 million under the Credit Facility to repay in full the principal and accrued interest on the Debentures. On November 7, 1997 the Company borrowed $1.0 million under the Credit Facility to finance its purchase of T. F. Mitchell & Sons, Inc. Accordingly, as of November 7, 1997, $4.8 million was outstanding under the Credit Facility.

Prior to the establishment of the Credit Facility, the Company met its cash needs principally by using cash flow from operations, borrowings for the purchase of equipment, and the private placement of debt and equity securities.

     The Company expects to make capital expenditures on an ongoing basis for improvements to, and expansion of, its landfill and for equipment purchases. The Company estimates that the capital expenditures required for its existing operations will amount to $4,700,000 in 1997, almost half of which will be used for the construction of a new four acre disposal cell and construction costs associated with the expected receipt of a permit modification which will increase the footprint of the Pecan Row Landfill in 1997. The development and permitting of new disposal facilities requires significant capital expenditures over an extended period, and any growth of the Company through such permitting or the lateral expansion of its existing disposal facility would require substantial capital expenditures. The Company expects that it will fund such estimated and future capital expenditures from existing cash, cash generated from operations, equipment lease financing, and other financing. Through the nine months ended September 30, 1997, capital expenditures have amounted to $4,128,000.

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

     The Company believes that its current financing arrangements under the Credit Facility and its anticipated level of internally generated funds will be adequate to fund its capital requirements for at least the next 12 to 18 months, although there can be no assurance that such resources will be sufficient for such purposes. The Company's capital needs consist of working capital expenditures relating to operational needs, interest payment on indebtedness and improvements to its existing landfill and equipment purchases. The Company may be required to raise substantial additional capital in the future in order to continue its growth through the acquisition of additional businesses. In addition, contingencies may arise which require the Company to obtain additional capital. There can be no assurance that the Company will be able to obtain such capital on favorable terms or at all.

     On January 10, 1997, the Company acquired the waste related assets of ASAL, a solid waste collection and parking lot sweeping company in Valdosta, Georgia. The total purchase price of approximately $1,007,000 consisted of cash in the amount of $200,000, assumption of debt in the amount of $485,000 and the issuance of a promissory note to the owners of ASAL with a principal amount of $322,000, bearing interest at a rate of 8.0% per annum. This acquisition was accounted for as a purchase. The value of the non-competition agreement assigned to this transaction was $85,000 and is being amortized over 5 years. The excess of the purchase price over the net assets acquired of approximately $348,000 is being amortized over 40 years. The operations of ASAL are not material to the Company's consolidated operations and have been integrated into the Company's collection business in Valdosta, Georgia.

     On November 7, 1997, the Company purchased the assets of T.F. Mitchell & Sons, Inc. d/b/a Mitchell Refuse ("Mitchell"), located in Cordele, GA. The total purchase price of $1,500,000 consisted of cash in the amount of $1,306,000 plus assumption of $194,000 in debt. This acquisition was accounted for as a purchase. The Company acquired $597,000 in trucks and equipment. A value of $150,000 was assigned to Mitchell's customer lists and $100,000 to the non-competition agreement associated with this transaction. The value of both the customer lists and the non-competition agreement are being amortized over 5 years. The excess of the purchase price over the assets acquired of approximately $653,000 is being amortized over 40 years. The operations of Mitchell are not material to the Company's consolidated operations.

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

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both statements are effective for fiscal years beginning on or after December 15, 1997. The Company has not yet determined the effect, if any, of these statements on its financial statements.

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

PART II:  OTHER INFORMATION

ITEM 1.   Legal Proceedings:

               On March 21, 1996 the Company acquired all of the capital stock of North Florida Sweeping, Inc. ("NFS"), a street sweeping and roll-off collection company based in Jacksonville, Florida. On December 31, 1996, the Company filed suit in the United States District Court for the Middle District of Florida, Jacksonville Division (the "Court"), against the former shareholders of NFS seeking recission, abrogation and annulment of the transaction and damages. The Company settled this suit with the former shareholders of NFS on October 9, 1997. Pursuant to the settlement, on October 14, 1997 the Court entered a judgment declaring the acquisition of NFS "to be completely abrogated and annulled, so as to never have had any force and effect whatsoever," including the merger of NFS and a subsidiary of the Company and the transfer of the capital stock of NFS to the Company. As part of the settlement, the Company received a $50,000 cash payment, retained the assets of NFS and canceled warrants to purchase 75,000 shares of the Company's common stock at an exercise price of $1.25 which were issued to the NFS shareholders in connection with the nullified transaction.

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

ITEM 5.   Other Information:
                 Not applicable

ITEM 6.   Exhibits and Reports on Form 8-K:

          (a)      Exhibits:

                   Computation of Net Earnings and Net Loss Per Share:

                   Exhibit 10.1 - Revolving Credit Agreement by and among
                                  Geowaste Incorporated and its subsidiaries
                                  and BankBoston N.A. dated as of
                                  October 9, 1997
                   Exhibit 11.1 - Computation of Net Earnings per Share for the
                                  three months ended September 30, 1997
                   Exhibit 11.2 - Computation of Net loss per share for the
                                  nine months ended September 30, 1997
                   Exhibit 27 -   Financial Data Schedule


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

                              GEOWASTE INCORPORATED
                                (Registrant)


                              By:    /S/ JOHN W. BALLENTINE
                                     John W. Ballentine
                                     Vice President and Chief Financial Officer

Dated:  November 14, 1997

                                  EXHIBIT INDEX

10.1 Revolving Credit Agreement by and among Geowaste Incorporated and its subsidiaries and BankBoston N.A. dated as of October 9, 1997

11.1     Computation of Net Earnings Per Share
         for the three months ended September 30, 1997


11.2     Computation of Net Loss Per Share
         for the nine months ended September 30, 1997


27       Financial Data Schedule