Form 10-Q/A
period 1997-09-30
GEOWASTE INC
filed 1997-11-25
CIK 102499

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q/A
(MARK ONE)
         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


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

The registrant hereby amends Item I - Financial Statements in its Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, to correct a typographical error contained in the Consolidated Balance Sheets in the line items "Costs in excess of net assets of acquired business, net of amortization" and "Long term obligations, less current maturities."


                     GEOWASTE INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                September 30, 1997     December 31, 1996
                                                ------------------     -----------------
                   Assets                         (UNAUDITED)
Current assets:
 Cash and cash equivalents                     $      672,878          $   3,058,067
 Accounts receivable, net                           2,095,484              2,214,061
 Prepaid expenses                                     346,338                343,461
 Prepaid income taxes                                 292,859                      -
 Deferred tax asset                                   220,488                221,000
                                                --------------         ---------------
 Total current assets                               3,628,047              5,836,589
                                                --------------         ---------------

Property and equipment:
 Land, primarily disposal site                     14,747,956             13,205,883
 Buildings and improvements                           605,148                433,025
 Vehicles and equipment                            11,502,895              8,830,438
                                                --------------          -------------
                                                   26,855,999             22,469,346
Less:  accumulated depreciation                   (11,068,636)            (8,613,446)
                                              ---------------           -------------

Net property and equipment                         15,787,363             13,855,900
                                              ----------------          -------------


Other Assets:
   Cost in excess of net assets of
     acquired businesses, net of
     amortization                                 10,231,328              10,505,129


   Funds held in escrow                              318,000                 318,000
   Other                                             171,547                 102,473
                                                 -------------         -------------
   Total other assets                             10,720,875              10,925,602
                                                 -------------         -------------
     Total assets                               $ 30,136,285           $  30,618,091
                                                 =============         =============


     The accompanying notes are an integral part of the consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                     September 30, 1997     December 31, 1996
                                                     ------------------     -----------------
       Liabilities and Stockholders' Equity             (UNAUDITED)
Current Liabilities:
Current maturities of long-term obligations             $   4,614,107          $   4,672,950
     Accounts payable                                       1,252,530              1,573,707
     Accounts payable to related party                              -                400,000
     Accrued payroll                                          281,239                198,619
     Accrued fees                                             114,000                145,008
     Accrued income taxes                                           -                700,000
     Accrued other                                            168,905                 46,929
     Deferred revenue                                         647,159                876,624
                                                          ------------         ---------------
     Total current liabilities                              7,077,940              8,613,837
                                                          ------------         ---------------



Long-term obligations, less current maturities             3,412,281               2,522,311


    Accrued Royalties                                        782,014                 962,061
    Closure and post closure obligations                   1,988,468               1,787,136
    Deferred tax liability                                   826,596                 750,000
                                                         --------------         -------------
     Total liabilities                                    14,087,299              14,635,345
                                                         --------------         -------------

   Stockholders' equity:
   Preferred stock, authorized 5,000,000
       shares, $.01 par value; none issued or
       outstanding                                               --                       --


   Common stock, authorized 50,000,000 shares,
       $.10 par value; issued and
       outstanding 21,286,549 shares in 1997
       and 21,028,634 shares in
       1996                                                2,128,655               2,102,863

   Additional paid-in capital                             13,198,202              12,910,437
   Retained earnings                                         722,129                 969,446
                                                        --------------          -------------
   Total stockholders' equity                             16,048,986              15,982,746
                                                        --------------          -------------
   Total Liabilities and Stockholders' Equity           $ 30,136,285             $30,618,091
                                                        ==============          =============



     The accompanying notes are an integral part of the consolidated financial statement.

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


5)       SALE OF ASSETS


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

Dated:  November 25, 1997