Form 10-K/A
period 1996-12-31
GEOWASTE INC
filed 1997-12-17
CIK 102499

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-K/A-1


               [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO


                          COMMISSION FILE NUMBER 0-9278


                              GEOWASTE INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


  DELAWARE                                                     36-2751684
(State or other jurisdiction                                 (IRS Employment
 of incorporation)                                         Identification No.)


                Suite 700, 100 West Bay Street, Jacksonville, FL   32202
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

                       DOCUMENTS INCORPORATED BY REFERENCE


          Portions of the Registrant's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders filed with the Securities and Exchange Commission are incorporated by reference into Part III, as set forth herein.

                                     PART I
ITEM 1.  BUSINESS

GENERAL


          GeoWaste Incorporated (the "Company" or "GeoWaste") is a holding company which was incorporated in the State of Delaware under the name Utah Shale Land & Minerals Corporation in 1971. The Company, through its subsidiaries, is in the business of owning, operating and acquiring non-hazardous, solid waste collection, transportation and transfer companies and disposal facilities and related sanitation and infrastructure maintenance businesses. The operations of the Company include the operations of its five wholly-owned subsidiaries. Four of these subsidiaries conduct the Company's operations in Georgia and Florida, while the remaining subsidiary is inactive. The Company does not have any subsidiaries which are not wholly-owned and the Company is not involved in any joint ventures or partnerships.


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


          Unless the context indicates to the contrary, all statistical and financial information under Item 1 of this report is given for the period ended December 31, 1996. For a summary of certain financial information relating to the Company's various business operations, see Item 6 below.


COLLECTION


          Through its subsidiaries, GeoWaste of GA, Inc. ("GEOW/GA"), GeoWaste of FL, Inc. ("GEOW/FL"), NFS and United Sanitation, the Company provides solid waste collection services to residential, commercial and industrial customers in South Georgia and Northern Florida.


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

RECYCLING

          United Sanitation operates a materials recovery facility in Ocala, Florida which accepts, processes, and sells corrugated cardboard ("OCC"), newsprint ("ONP"), office paper ("OFP"), ferrous and non-ferrous metals. These recyclable materials are brought to the facility either by recyclable collection vehicles operated by United Sanitation or under contractual arrangements with third parties. After delivery, all non-recyclable material is removed and the remaining recyclables are baled and stored until shipped to end users which are under long term agreements with the Company.

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


          The Company believes that it is in compliance with all environmental regulations promulgated by federal, state and local governments. The Company monitors and regularly updates the permits required to conduct the Company's operations. The Company's solid waste disposal facility undergoes periodic inspections by state officials to ensure its compliance with environmental regulations. The Company has met all requirements during each such inspection.


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


          THE FEDERAL WATER POLLUTION CONTROL ACT (THE "CLEAN WATER ACT"). The Clean Water Act established rules regulating the discharge of pollutants from a variety of sources, including solid waste disposal sites, into waters of the United States. For any discharge, the Clean Water Act would require the Company to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges. Also, virtually all landfills are required to comply with the new federal storm water regulations, which are designed to prevent possibly contaminated storm water from flowing into surface waters.


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


          THE CLEAN AIR ACT, AS AMENDED (THE "CLEAN AIR ACT"). The Clean Air Act provides for federal, state and local regulation of the emission of air pollutants and is applicable to landfills. The EPA has proposed new source performance standards regulating overall air emissions from solid waste landfills. The EPA may also issue regulations controlling the emissions of particular air pollutants from solid waste landfills. Moreover, landfills located in areas with air pollution problems may be subject to even more extensive air pollution controls.


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

COMPETITION


          GeoWaste encounters competition, primarily in the pricing and rendering of services, from various sources in all phases of its operations. In solid waste collection operations, competition is encountered, for the most part, from national, regional and local collection companies, some of which have substantially greater financial, marketing and other resources than the Company. Additionally, solid waste collection competition is encountered from municipalities and counties which, through use of tax revenues, may be able to provide services at lower direct charges to the customer than those charged by private sector companies. In the solid waste disposal operations, competition is encountered primarily from municipalities, counties, local governmental agencies, and other national or regional waste management companies, some of which have substantially greater financial, marketing and other resources than the Company. In the street sweeping business, competition is encountered primarily from municipalities and local or regional street sweeping companies. The Company's solid waste collection operation in Valdosta, Georgia competes with approximately eight private firms and thirteen municipalities, while the solid waste collection operation in Ocala, Florida competes with approximately twelve private firms and three municipalities. The Company believes that it is one of the largest service providers in these geographic areas. The sweeping/collection operation in Jacksonville, Florida competes with approximately eighteen private firms and four municipalities. The Company has a relatively small market share in this geographic area.


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


          The Company's 75% interest in the Unitah Basin Limited Partnership which held 19,200 acres of land in Unitah Basin, Unitah County, Utah was terminated in October 1996 with the sale of the Company's interest in the land for $656,920.


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


          JOHN A. PAGLIA. Mr. Paglia joined the Company as a Vice President in August 1996 upon the Company's acquisition of United Sanitation. From July 1993 to August 1996 Mr. Paglia had served as an officer and owner of United Sanitation. From 1989 to July 1993, he was a general manager for Commercial Metals Company. Mr. Paglia is the brother of Michael D. Paglia.

          MICHAEL D. PAGLIA. Mr. Paglia joined the Company as a Vice President and Director in August 1996 upon the Company's acquisition of United Sanitation. From July 1993 to August 1996 Mr. Paglia had served as an officer and owner of United Sanitation. From 1989 to July 1993, he was the general manager for the Northern Florida operations of Commercial Metals Company. Mr. Paglia is the brother of John A. Paglia.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

          The Company's Common Stock is traded over-the-counter on The Nasdaq Small-Cap Market under the symbol "GEOW". The following table set forth the periods indicated the high and low bid prices on The Nasdaq Small-Cap Market.


                          LOW BID                           HIGH BID
1996                      PRICES                            PRICES
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


                                                            Year Ended December 31,
                                ------------------------------------------------------------------------------
                                       1996           1995           1994            1993             1992
                                ------------------------------------------------------------------------------
                                (in thousands, except per share amounts)

STATEMENT OF OPERATIONS DATA:
Total revenue                        $13,703        $ 8,933         $ 6,967         $ 4,806         $ 2,205
                                      -------        -------         -------         -------         -------
Net income (loss)                      1,708          1,462           1,189            (218)         (1,878)
                                      =======        =======         =======         =======         =======
Net income (loss) per common share   $   .08        $   .07         $   .06         $  (.01)         $  (.10)
                                     ========        =======         =======         =======          =======
Weighted average number of
common  shares outstanding            21,839         19,526          18,851          18,638          18,542

                                                             Year Ended December 31,
                                -------------------------------------------------------------------------------
                                       1996           1995            1994            1993              1992
                                -------------------------------------------------------------------------------
                                                                           (in thousands)
Balance Sheet Data:
Cash                                 $ 3,058        $ 3,985         $ 1,633         $ 1,209           $ 898
Working capital                       (2,777)         3,959           1,335           1,244             816
Total assets                          30,618         15,637          14,528          11,293          10,812
Long-term obligations                  6,022          7,036           6,723           5,918           5,355
Shareholders' equity                  15,983          7,386           5,848           4,667           4,712

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


                                                YEAR ENDED            YEAR ENDED            YEAR ENDED
                                               DECEMBER 31,          DECEMBER 31,          DECEMBER 31,
                                                   1996                 1995                  1994
                                                   ----                  ---                   ---
Revenues:
    Disposal                                  $   4,761,891             $5,380,333            $4,222,257
    Collection                                    6,048,760              2,743,446             2,542,868
    Transfer                                        924,123                808,749               201,865
    Recycling                                       529,489                      -                     -
    Sweeping                                      1,438,445                      -                     -
                                           ----------------          -------------        --------------
         Total                                   13,702,708              8,932,528             6,966,990
Non-cash operating expenses (1)                   5,558,113              2,169,150             1,854,410
                                           ----------------          -------------        --------------
Gross margin before
    non-cash items                                8,144,595              6,763,378             5,112,580
Selling, general and
    administrative (2)                            1,546,727                590,733               496,377
                                           ----------------           ------------        --------------
EBITDA for non-corporate
operating companies (3)                          $6,597,868             $6,172,645            $4,616,203
                                           ================           ============        ==============

1. Excludes depreciation, amortization and non-cash closure costs of $2,670,736, $3,038,100, and $2,321,941 in 1996, 1995 and 1994,
         respectively.
2. Excludes amortization expenses of $155,671 in 1996, $71,192 in 1995 and $31,143 in 1994. No corporate overhead has been allocated.
3. EBIDTA represents earnings before interest expense, taxes, depreciation and amortization. EBITDA is a commonly used measure of financial performance in the solid waste industry. EBITDA is included herein because management believes that certain investors will find it to be a useful tool for evaluating the value of the Company's operating divisions on a stand alone basis; however, EBITDA should not be considered as an alternative to income from operations as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of the Company's overall liquidity as presented in the Company's financial statements. EBITDA as presented may not be comparable to similar computations presented by other companies.



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


          Operating expenses related to the collection, disposal, transfer, recycling and sweeping activities for 1996, consisted of collection expenses of $3,231,000, disposal expenses of $2,913,000, transfer station expenses of $421,000, recycling expenses of $542,000, and sweeping expenses of $1,122,000. Collection expenses increased 166% over 1995, disposal expenses decreased 20%, and transfer expenses increased 26%. There were no related recycling or sweeping expenses in 1995. Of the 166% increase in collection expenses, 137% was attributable to the acquisitions in 1996. Of the 26% increase in transfer station expenses, 21% was associated with the acquired companies. The decrease in disposal expenses resulted from a combination of decreased volumes and a reduction in cell related amortization rates due to the Company's obtaining a permit modification in the first quarter of 1996 to vertically expand the landfill. Cell related amortization rates refer to the total amortization associated with costs used in constructing solid waste landfill areas. The rates are calculated on a per ton basis and are determined by estimating the total costs associated with the construction of the landfill and relating such costs to the total airspace available at the site. Current waste compaction factors and up-to-date cost information is utilized to ensure rates are constantly evaluated and adjusted.

          Selling, general and administrative expenses for collection, disposal, transfer, recycling and sweeping activities (excluding corporate administrative expenses) for 1996, were $839,000, $369,000, $23,000, $51,000 and $265,000, respectively. Corporate administrative expenses were $1,078,000 for the year ended December 31, 1996. Selling, general and administrative expenses for collection operations increased 211%, for disposal operations increased 17% and for transfer station operations increased 360%, in each case over such expenses for 1995. There were no related selling, general and administrative expenses for sweeping or recycling operations in 1995. Of the 211% increase in selling, general and administrative expenses for collection operations, 159% was attributable to acquisitions in 1996. Increases in selling, general and administrative expenses for transfer station operations were also associated with acquisitions in 1996.

          Net income for the year ended December 31, 1996 was $1,708,000 compared to $1,462,000 in 1995. This improvement was principally due to the sale of the Unitah Basin Limited Partnership land in the fourth quarter of 1996. The gain on the sale of the Unitah Basin Limited Partnership land amounted to $433,000. There was limited activity associated with this partnership. The partnership employed one person and generated minimal amounts of income and expenses. The Company's share of net losses with respect to this partnership was $6,000, $16,000 and $8,000 for 1995, 1994 and 1993, respectively.


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


          The development and permitting of new disposal facilities requires significant capital expenditures over an extended period. Any growth of the Company through the permitting of new disposal facilities or the lateral expansion of its existing disposal facility would require substantial capital expenditures. The Company intends to pursue the further expansion of the Pecan Row Landfill. See Note 2 of the Notes to the Consolidated Financial Statements for a discussion of closure and post-closure reserves.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          There is hereby incorporated by reference the information appearing under the caption "Nominees for Election as Directors" in the Company's Proxy Statement relating to its 1997 Annual Meeting of Stockholders filed with the Securities and Exchange Commission (the "Commission"). See also the information appearing under the caption "Executive Officers of the Registrant" appearing in
Part I.

ITEM 11.   EXECUTIVE COMPENSATION

          There is hereby incorporated by reference the information appearing under the caption "Executive Compensation" in the Company's Proxy Statement relating to its 1997 Annual Meeting of Stockholders filed with the Commission.


BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION

          The Board of Directors has furnished the following report on executive compensation:

          The Company's fundamental philosophy for compensating executive officer's is to offer competitive compensation opportunities which are based on each individual executive officer's contribution and personal performance. This philosophy is designed to attract, retain, motivate and reward key executive officers in the Company's highly competitive industry.

         The compensation of the Company's executive officers is reviewed and approved by the Board of Directors which utilizes compensation analyses for similar type and size companies based on information contained in public documents to ensure that the compensation is both reasonable and competitive, and also is directly linked to the Company's financial performance and stockholder interest.

          There are three elements in the Company's executive compensation program, as determined by individual and corporate performance.

       - Base salary compensation is determined by the potential impact of the individual on the Company's performance, the skill and experience required by the job, and the performance and potential of the incumbent in the job.

      - Annual incentive compensation is discretionary and based on overall performance of the Company and its pre-tax earnings.

      - Long term incentive compensation consists of eligibility under the Option Plan. Stock option grants are awarded based on individual and Company performance.

          The Board of Directors does not allocate a fixed percentage of compensation to each of these three elements, nor does the Board of Directors use any specific qualitative or quantitative measures or factors in assessing individual performance.

          Ms. Burbott's compensation for 1996 was based on the same performance and other criteria as summarized in the preceding paragraphs relative to all executive officers. Ms. Burbott also maintains a significant long-term stock ownership position in the Company's Common Stock. This ownership position creates a strong linkage between the Company's management and its stockholders' interests.

                                              THE BOARD OF DIRECTORS

                                               Harve A. Ferrill
                                               Amy C. MacF. Burbott
                                               Robert J. Cresci
                                               Steven M. Engel
                                               Michael D. Paglia


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          During its most recent fiscal year, the Company did not have a formal Compensation Committee. However, Amy C. MacF. Burbott and Michael D. Paglia participated in deliberations of the Company's Board of Directors concerning executive officer compensation.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          There is hereby incorporated by reference the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement relating to its 1997 Annual Meeting of Stockholders filed with the Commission.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          There is hereby incorporated by reference the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement relating to its 1997 Annual Meeting of Stockholders filed with the Commission.

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


10.9 Form of Letter Agreement, dated as of April 23, 1996, by and between GeoWaste Incorporated and Amy C. MacF. Burbott. (Incorporated by reference from Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-9278)).

10.10 Form of Employment Agreement, dated as of August 12, 1996, by and between GeoWaste Incorporated and John A. Paglia. (Incorporated by reference from Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-9278)).

10.11 Form of Employment Agreement, dated as of August 12, 1996, by and between GeoWaste Incorporated and Michael D. Paglia. (Incorporated by reference from Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-9278)).

11.1 Computation of Net Income Per Share for the year ended December 31, 1996. (Incorporated by reference from Exhibit 11.1 to the Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-9278)).

11.2 Computation of Net Income Per Share for the year ended December 31, 1995. (Incorporated by reference from Exhibit 11.2 to the Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-9278)).

11.3 Computation of Net Income Per Share for the year ended December 31, 1994. (Incorporated by reference from Exhibit 11.3 to the Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-9278)).

21 Subsidiaries of the Registrant. (Incorporated by reference from Exhibit 21 to the Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-9278)).

27       Financial Data Schedule.  (Incorporated by reference from Exhibit 27 to the Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-9278)).


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


COOPERS & LYBRAND L.L.P.

Jacksonville, Florida
March 27, 1997


                     GEOWASTE INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1996 and 1995

                                 ASSETS
                                                    1996           1995
                                                    ----           ----

Current assets:
  Cash and cash equivalents                       $ 3,058,067     $ 3,985,459
  Accounts receivable, net of allowance of
    $124,000 in 1996 and $18,000 in 1995            2,214,061         871,968
  Prepaid expenses                                    343,461         182,132
  Deferred tax asset                                  221,000         134,000
                                                  -------------  -------------

      Total current assets                          5,836,589       5,173,559
                                                  -------------  -------------
Property and equipment:
  Land, primarily disposal site                    13,205,883      11,337,667
  Buildings and improvements                          433,025         150,793
  Vehicles and equipment                            8,830,438       3,105,178
                                                  --------------  ------------
                                                   22,469,346      14,593,638
Less - accumulated depreciation                     8,613,446       6,224,889
                                                  --------------   -----------

     Net property and equipment                    13,855,900       8,368,749
                                                  --------------   -----------

Other assets:
  Cost in excess of net assets of acquired
     businesses, net of accumulated amortization of
     $315,747 in 1996 and $177,545 in 1995         10,505,129       1,067,701
  Investments                                         318,000         985,535
  Other                                               102,473          41,772
                                                   ------------     ---------

      Total other assets                           10,925,602       2,095,008
                                                  --------------  ------------

Total assets                                     $ 30,618,091    $ 15,637,316
                                                 =============== ==============

The accompanying notes are an integral part of these consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1996 and 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     1996          1995
Current liabilities:
  Current maturities of long-term debt            $ 4,672,950     $   151,019
  Accounts payable                                  1,573,707         137,308
  Accounts payable to related party                   400,000               -
  Accrued payroll                                     198,619          79,235
  Accrued fees                                        145,008         143,582
  Accrued income taxes                                700,000         149,318
  Accrued other                                        46,929         113,045
  Deferred revenue                                    876,624         441,200
                                                  --------------- ------------

      Total current liabilities                     8,613,837       1,214,707

Long-term debt, less current maturities             2,522,311       4,094,450
Accrued royalties                                     962,061       1,207,591
Closure and post closure obligations                1,787,136       1,511,647
Deferred tax liability                                750,000         161,000
Minority interest                                       -              61,564
                                                  ------------- -------------

      Total liabilities                            14,635,345       8,250,959
                                                 --------------- ------------

Commitments and contingencies (Notes 2, 8 and 15)

Stockholders' Equity:
  Preferred stock, authorized 5,000,000 shares,
     $.01 par value; none issued or outstanding           -              -
  Common stock, authorized 50,000,000 shares,
     $.10 par value; issued and outstanding
     21,028,634 and 18,662,605 shares in 1996
     and 1995, respectively                         2,102,863       1,866,260
  Additional paid-in capital                       12,910,437       6,191,110
  Net unrealized gains on investments                   -              67,046
  Retained earnings (deficit)                         969,446        (738,059)
                                                --------------- ---------------

      Total stockholders' equity                   15,982,746       7,386,357
                                                ---------------  --------------

Total liabilities and stockholders' equity      $  30,618,091    $ 15,637,316
                                                =============== ===============
The accompanying notes are an integral part of these consolidated financial statements.



                     GEOWASTE INCORPORATED AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS For
                the years ended December 31, 1996, 1995 and 1994

                                               1996               1995              1994
                                               -----              ----              ----
Net revenues                             $  13,702,708       $  8,932,528       $ 6,966,990

Costs and expenses:
    Operating                                8,228,849          5,207,250         4,176,351
    Selling, general and administrative      2,625,237          1,459,197         1,507,355
    Amortization of goodwill                   138,202             71,180            31,130
                                          --------------    ---------------    --------------

Income from operations                       2,710,420          2,194,901         1,252,154

Other income (expense):
    Other income, primarily interest           200,461            182,747           112,720
    Interest expense                          (443,912)          (368,338)         (381,051)
    Gain on sale of limited partnership        432,623               -                 -
    Gain on sale of investments                 82,913               -                 -
                                           -----------      ---------------    --------------

Income before income taxes                   2,982,505          2,009,310           983,823

Income tax provision (benefit)               1,275,000            547,000          (206,000)
                                          --------------    ---------------    ---------------

Net income                               $   1,707,505       $  1,462,310       $ 1,189,823
                                         ==============    ===============    ==============

Primary earnings per Common Share        $         .08      $         .07       $       .06
                                         ==============    ===============    ==============

Average number of common shares used in
    primary calculation                     21,839,344         19,526,415        18,851,170
                                         ==============    ===============    ==============

Fully-diluted earnings per Common Share  $         .07      $         .07       $       .06
                                         ==============    ===============    ==============

Average number of common shares used
   in fully-diluted calculation             24,749,722         19,704,724        18,885,218
                                         ==============    ===============   ===============

The accompanying notes are an integral part of these consolidated financial statements.


                     GEOWASTE INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1996, 1995 and 1994

                                                                                  Net
                                                    Common                        Unrealized
                                                    Stock         Additional      Gains            Retained           Total
                                    Number of       $.01 Par      Paid in         (Losses)         Earnings           Stockholders'
                                     Shares         Value         Capital        on Investments    (Deficit)          Equity

Balance at December 31, 1993       22,649,641      $2,264,964     $5,792,406      $    -           $(3,390,192)       $4,667,178

Shares returned from escrow        (3,987,036)       (398,704)       398,704           -                 -                  -

Change in net unrealized losses         -               -              -           (8,179)               -                (8,179)

Net income                              -               -              -               -             1,189,823         1,189,823
                                   -------------   -------------   ------------   -------------      ---------       ------------
Balance at December 31, 1994       18,662,605       1,866,260      6,191,110       (8,179)          (2,200,369)        5,848,822

Change in net unrealized gains          -               -              -           75,225               -                 75,225

Net income                              -               -              -               -             1,462,310         1,462,310
                                   -------------   -------------   ------------   -----------        ---------       ------------
Balance at December 31, 1995       18,662,605       1,866,260      6,191,110        67,046            (738,059)        7,386,357

Issuance of stock for acquisitions  2,233,946         223,395      6,306,605           -                  -            6,530,000

Stock options exercised,
including tax benefit of $114,134     132,083          13,208        172,722           -                  -              185,930

Extension of warrants                    -               -           240,000           -                  -              240,000

Change in unrealized gains               -               -              -          (67,046)               -              (67,046)

Net income                               -               -              -              -             1,707,505         1,707,505
                                 -------------    --------------    -----------  --------------      ---------       -------------
Balance at December 31, 1996       21,028,634      $2,102,863       $12,910,437   $    -            $  969,446       $15,982,746
                                 ============     ==============    ============ ==============     ============     ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                      GEOWASTE INCORPORATED AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS For
                               the years ended December 31, 1996, 1995 and 1994

                                                                       1996                    1995           1994
                                                                       ----                    ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                     $ 1,707,505            $  1,462,310      $  1,189,823

    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Depreciation and amortization                                 2,555,863               2,505,103         1,893,602
       Deferred income taxes                                            36,000                 323,000          (296,000)
       Non cash interest expense                                           -                    80,823           306,821
       Provision for closure and post closure costs                    275,489                 620,472           476,593
       Gain on sale of investments                                     (82,913)                   -                   -
       Amortization of discount                                        (18,000)                   -                   -
       Gain on sale of equipment                                           -                    (7,092)           (2,246)
       Gain from sale of limited partnership                          (432,623)                   -                   -
       Changes in assets and liabilities:
          Accounts receivable                                         (523,405)                141,261          (346,932)
          Prepaid expenses                                             (93,437)                (62,238)          (43,323)
          Other assets                                                  54,919                     -                 -
          Accounts payable and accrued liabilities                     968,541                 (35,711)          357,388
          Deferred revenue                                             192,090                (123,012)          357,752
                                                                  -------------           --------------    --------------

Net cash provided by operating activities                            4,640,029               4,904,916         3,893,478
                                                                  --------------          --------------     -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the sale of limited partnership                      656,920                   -                -
    Proceeds from sale of investments                                  701,402                   -                -
    Cash paid for business acquisitions                             (2,420,228)                  -                -
    Purchases of property and equipment                             (3,613,367)             (1,820,033)      (2,953,404)
    Proceeds from the sale of equipment                                 57,000                  19,670           90,484
    Purchase of investments                                               -                   (313,445)        (208,180)
                                                                   -------------          --------------    --------------

Net cash used in investing activities                               (4,618,873)            (2,113,808)       (3,071,100)
                                                                   -------------          --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                             71,795                 -                  -
    Payment of debt, capital lease obligations,
       and accrued royalties                                        (1,020,343)             (439,047)          (398,239)
                                                                 --------------          --------------    -------------

Net cash used in financing activities                                 (948,548)             (439,047)          (398,239)
                                                                 --------------          --------------    -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (927,392)             2,352,061           424,139
    Cash and cash equivalents, beginning of year                    3,985,459              1,633,398         1,209,259
                                                                 --------------         --------------      ------------
    Cash and cash equivalents, end of year                       $  3,058,067           $  3,985,459       $ 1,633,398
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

PRINCIPLES OF CONSOLIDATION


          The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and Unitah Basin Limited Partnership (Unitah), its majority-owned subsidiary. Unitah was sold during 1996 and the Company recognized a gain of $432,623. All significant intercompany transactions and balances have been eliminated.


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


          The disposal site is carried at cost. To the extent cost exceeds estimated net realizable value upon closure of the disposal site, such excess is amortized over the estimated life of the disposal site based on the ratio of tons of solid waste placed in the landfill over the estimated total capacity of the disposal site. Disposal site improvements are capitalized and charged to operations based on the estimated remaining capacity of the site; operating costs are expensed as incurred. Statement of Financial Accounting Standards No. 121 is applied to the Company's sole solid waste disposal facility by considering historical, current and forecasted operating results. Due to the relationship of the landfill's operating cost to current and forecasted landfill revenues and the resulting operating margins, the Company has not, and does not anticipate, a situation where the landfill cost would not be recovered through future operations.


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

 LONG-LIVED ASSETS


          In 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determined that no impairment loss needs to be recognized for applicable assets of continuing operations.


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


(b) In August 1996, the Company acquired all of the outstanding shares of Spectrum Group, Inc. (d/b/a United Sanitation), a collection recycling and transfer company located in Ocala, Florida. The purchase price of $11,592,000 was comprised of 2,000,000 shares of common stock valued at $3.125 per share, cash of $954,000, acquisition costs of $680,000 and assumption of liabilities of $3,708,000. The excess of the purchase price over the fair value of assets acquired was approximately $8,217,000 and has been recorded as goodwill, which is being amortized on a straight- line basis over forty years.


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


          The cost in excess of net assets of acquired businesses is amortized over 40 years on a straight line basis. The Company assesses the recoverability of its goodwill whenever adverse events or changes in circumstances or business climate indicate that expect future cash flows (undiscounted and without interest charges) for acquired companies will not be sufficient to support the recorded goodwill. If undiscounted cash flows are not sufficient to support the recorded asset, an impairment is recognized to reduce the carrying amount of goodwill based on expected discounted cash flows of the acquired business.


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

5.       LONG-TERM DEBT

          Long-term debt at December 31, 1996 and 1995 consists of the following:

                                                                                1996               1995
                                                                                -----              ----
 8.5% convertible subordinated debentures, due 1997                           $ 3,884,265       $  3,884,265

 Notes payable to Banks at fixed interest rates from 7.5% to 10.2% and variable interest rates ranging from prime plus .5% to prime plus 2%
 (weighted average interest rate of 9.6% as of December 31, 1996)
 through 2010, collateralized by vehicle, equipment and other assets            1,905,011            249,470

 Note payable to an individual due 2000, collateralized by mortgage on land        20,059             20,059

 Uncollateralized notes payable to individuals at fixed interest rates
 ranging from 8% to 9% (weighted average interest rate of 8.5%) through 2005    1,209,394               -

 Notes payable to finance institutions at fixed interest rates ranging from 8% to 10% (weighted average interest rate of 8.2%) through 2000,
 collateralized by equipment                                                       15,628               -

 Notes payable to third party, at a fixed interest rate
 of 10%, through 2000, collateralized by equipment                                 58,169               -

 Capitalized lease obligations at fixed interest rates ranging from 7.2%
 to 13.4% (weighted average interest rate of 9.9) through 2000,
 collateralized by equipment and vehicles                                         102,735             91,675
                                                                               --------------      ---------------
                                                                                7,195,261          4,245,469
 Less current portion                                                          (4,672,950)          (151,019)
                                                                            ---------------     ---------------
                                                                            $   2,522,311       $  4,094,450
---------                                                                   ==============      ===============

          Aggregate maturities of long-term debt including capital leases at December 31, 1996 were as follows:


                  YEAR ENDING
                  DECEMBER 31,
                  1997                         $  4,672,950
                  1998                              694,454
                  1999                              436,512
                  2000                              318,826
                  2001                              203,698
                  Thereafter                        868,821
                                               --------------
                                               $  7,195,261
                                               ==============

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

          A summary of the status of the Company's options outstanding as of December 31, 1996, 1995 and 1994 and changes during the periods ending on those dates are presented below:

                                        1996                         1995                      1994
                              -------------------------    -------------------------      ----------------
                                             Weighted-                    Weighted-                   Weighted-
                                              Average                      Average                    Average
                                Shares        Exercise       Shares       Exercise        Shares      Exercise
                               (in 000)       Price          (in 000)     Price           (IN 000)    Price
                               --------     ----------      ---------     ---------      ---------   -----------
Outstanding at
   beginning of period           1,597         $0.53           1,535          $0.50         2,335        $0.64
 Granted                           465          2.50              62           1.19           210         0.50
 Exercised                         132          0.54             -              -             -
 Cancelled                         759          0.50             -              -           1,010         0.83
                                ------        --------         ------         -------      -------      --------
Outstanding at
  end of period                  1,171         $1.32           1,597          $0.53         1,535        $0.50
                                ========      ========         =====          ======       =======       =======
Options exercisable
  at end of period                 789        $  0.73            753          $0.52           680        $0.50
                                ========      ==========       ======         =====        =======       =====

         The following table summarizes information about fixed stock options outstanding at December 31, 1996:


                              OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                    Weighted-         Weighted                            Weighted
                                    Remaining          Average                            Average
Range of              Shares        Contractual        Exercise            Shares         Exercise
Exercise Price        (in 000)      Life               Price               (in 000)       Price
--------------        --------     ------------      ----------           --------        ---------
$.50                    656         5.0 years         $  0.50               656           $  0.50
$1.19 to $1.75           57         9.0 years            1.26                33              1.23
$2.00 to $2.75          358         9.5 years            2.23               100              2.00
$3.50                   100         9.0 years            3.50                -
                      ------                                              ------
Total                 1,171         7.0 years         $  1.32               789           $  0.73
                      =====                                               ======

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

          Investments at December 31, 1996 and 1995 consists of the following:


                                             1996                   1995
                                      --------------------- --------------
                                      COST   FAIR VALUE     COST     FAIR VALUE
  Available-for-sale investments
    U.S. Government securities        $  -     $   -       $ 40,038   $ 40,688
    Corporate bonds                      -         -        123,170    124,800
    Equity funds                         -         -        138,396    204,533
    Cash equivalents                     -         -        316,885    315,514
                                    ---------- ---------  ---------- ----------
  Total Available-for-sale investments $ -     $   -       $618,489   $685,535
                                    ========== =========   =========  ========


  Held-to-maturity investments
    U.S. Government securities       $ 318,000  $271,560   $300,000   $300,000
                                     =========  =========  ========= ==========

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


10.      INCOME TAXES

          The provision (benefit) for income taxes for 1996, 1995 and 1994 consists of the following:

                                       1996            1995            1994
                                       ----            ----            ----
         Current:
             Federal               $ 972,000         $ 130,000        $  -
             State                   267,000            94,000         90,000
                                  --------------    -------------   ----------
                                   1,239,000           224,000         90,000
                                  --------------    -------------   ----------

         Deferred:
             Federal                  32,000           293,000       (266,000)
             State                     4,000            30,000        (30,000)
                                  --------------    -------------  -----------
                                      36,000           323,000       (296,000)
                                  --------------    -------------- -----------

        Income tax provision
           (benefit)             $ 1,275,000          $ 547,000     $ (206,000)
                                 ================   =============== ===========

          The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to income before taxes is attributable to the following:

                                                  1996                       1995                         1994
                                    -------------------------          ----------------------     ----------------------
                                    AMOUNT         PERCENTAGE          AMOUNT      PERCENTAGE     AMOUNT     PERCENTAGE
Tax computed using federal
statutory rate                   $ 1,015,000        34                $703,000       35           $ 344,000     35

Utilization of operating
loss carryforward                        -           -                (195,000)     (10)           (640,000)   (65)

State income taxes, net of
federal income tax effect            128,000          4                 80,000        4              90,000      9

Other                                132,000          5                (41,000)      (2)               -         -
                                ---------------   --------          -----------     -------      -----------   -------
                                $  1,275,000         43             $  547,000       27          $ (206,000)   (21)
                                ===============   ========          ===========     =======      ===========   =======

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

          Fair values of financial instruments is as follows at December 31, 1996 and 1995:

                                   CARRYING VALUE             FAIR VALUE
                            ---------------------------- -------------------
                              1996          1995          1996         1995
                            ----------- --------------  ----------- ---------
Cash and cash equivalents   $3,058,067    $ 3,985,459  $ 3,058,067  $3,985,459
Convertible debentures      $3,884,265    $ 3,884,265  $ 5,910,000  $3,580,000
Other long-term debt        $3,310,996    $   361,204  $ 2,469,000  $  296,000
Accrued royalties           $1,207,591    $   962,061  $   771,000  $  952,000

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


                     GEOWASTE INCORPORATED AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                               Additions
                             Balance           Charged
                             at                To
                             Beginning         Costs                                            Balance
    Description              of Year           and           Deductions         Other           at End
                                               Expenses        (1)              (2)             of Year
Year ended December 31, 1996:
   Allowance for doubtful
   accounts deducted from
   asset account               $17,897          $105,096        $(22,993)        $24,000         $124,000
                               =======          ========        =========        ========        ========

Year ended December 31, 1995:
   Allowance for doubtful
   accounts deducted from
     asset account             $16,356           $28,400        $(26,859)        $      0         $17,897
                               =======          ========        =========        ========         =======
Year ended December 31, 1994:
   Allowance for doubtful
   accounts deducted from
     asset account             $17,064            $5,500         $(6,208)        $      0         $16,356
                               ========          =======        =========        =========       ========

---------------------
(1)      Uncollectible accounts written off, net of recoveries.
(2)      Acquired from United Sanitation in acquisition.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized in Jacksonville, Florida on the 13th day of December, 1997.


                              GEOWASTE INCORPORATED



                              By: /S/ AMY C. MACF. BURBOTT
                                      Amy C. MacF. Burbott
                                      President and Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                      TITLE                             DATE



/S/ AMY C.MACF. BURBOTT     President, Chief Executive       December 13, 1997
-----------------------     Officer & Director
Amy C.MacF. Burbott         (Principal Executive Officer)

/S/ HARVE A. FERRILL        Chairman of the Board & Director December 12, 1997
----------------------
Harve A. Ferrill

/S/ JOHN W. BALLENTINE      Vice President &                 December 12, 1997
----------------------      Chief Financial Officer
John W. Ballentine          (Principal Financial Officer)

/S/ RAYMOND F. CHASE        Vice President,                  December 12, 1997
---------------------       Treasurer & Secretary
Raymond F. Chase            (Principal Accounting Officer)

/S/ STEVEN M. ENGEL         Director                         December 12, 1997
--------------------
Steven M. Engel

/S/ MICHAEL D. PAGLIA       Vice President & Director        December 12, 1997
----------------------
Michael D. Paglia

                            Director                         December   , 1997
-------------------------
Walter H. Barandiaran

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


10.9 Form of Letter Agreement, dated as of April 23, 1996, by and between GeoWaste Incorporated and Amy C. MacF. Burbott. (Incorporated by reference from Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-9278)).

10.10 Form of Employment Agreement, dated as of August 12, 1996, by and between GeoWaste Incorporated and John A. Paglia. (Incorporated by reference from Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-9278)).

10.11 Form of Employment Agreement, dated as of August 12, 1996, by and between GeoWaste Incorporated and Michael D. Paglia. (Incorporated by reference from Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-9278)).

11.1 Computation of Net Income Per Share for the year ended December 31, 1996. (Incorporated by reference from Exhibit 11.1 to the Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-9278)).

11.2 Computation of Net Income Per Share for the year ended December 31, 1995. (Incorporated by reference from Exhibit 11.2 to the Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-9278)).

11.3 Computation of Net Income Per Share for the year ended December 31, 1994. (Incorporated by reference from Exhibit 11.3 to the Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-9278)).

21 Subsidiaries of the Registrant. (Incorporated by reference from Exhibit 21 to the Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-9278)).

27 Financial Data Schedule. (Incorporated by reference from Exhibit 27 to the Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-9278)).