Form 10-K
period 1997-12-31
GEOWASTE INC
filed 1998-03-31
CIK 102499

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                          Commission File Number 0-9278



                              GeoWaste Incorporated
             (Exact Name of Registrant as Specified in its Charter)

  Delaware                                           36-2751684
(State or other Jurisdiction of                  (I.R.S. Employer
 Incorporation or Organization)                 Identification No.)

                         Suite 700, 100 West Bay Street,
                           Jacksonville, Florida 32202
                         (Address of principal executive
                                    offices)

       Registrant's telephone number, including area code: (904) 353-5033

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 Par Value

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

          Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |_|

          The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $72,359,241 at March 20, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management policies of the registrant, or that such person is controlled by or under common control with the registrant.

          At March 20, 1998, the registrant had issued and outstanding an aggregate of 21,286,549 shares of its common stock.

                                     PART I
ITEM 1.  BUSINESS

GENERAL

          GeoWaste Incorporated (the "Company" or "GeoWaste") is a holding company which was incorporated in the State of Delaware under the name Utah Shale Land & Minerals Corporation in 1971. The Company, through its subsidiaries, is in the business of owning, operating and acquiring non-hazardous, solid waste collection, transportation and transfer companies and disposal facilities.

          GeoWaste's solid waste services operations consist of a solid waste collection and disposal company located in Valdosta, Georgia, a solid waste collection, transfer, materials recovery facility and portable toilet company based in Ocala, Florida, a solid waste collection business in Cordele, Georgia, a solid waste collection and street sweeping business in Jacksonville, Florida and, as of February 1, 1998, a solid waste transfer and transportation services under a contract with USA Waste Services, Inc. ("USA Waste") in the Bronx, New York. Solid waste management and related services accounted for 100% of the Company's total consolidated revenue in 1997. No customer accounted for more than 10% of GeoWaste's revenue in 1997. Fees paid to GeoWaste by its solid waste collection customers (including charges paid by such customers for disposal) accounted for approximately 61% of GeoWaste's revenue during 1997. Transfer and disposal services provided to municipalities, counties and other waste management companies accounted for approximately 22% of such revenue and related sanitation services accounted for approximately 17%.

          On January 10, 1997, GeoWaste of GA, Inc. ("GEOW/GA"), a subsidiary of the Company, acquired the assets used in the solid waste business of Air-Sweep-A-Lot, Inc. ("ASAL"), a solid waste and sweeping company based in Valdosta, Georgia. On November 7, 1997, GEOW/GA purchased the assets used in the solid waste business of T.F. Mitchell & Sons, Inc. d/b/a Mitchell Refuse ("Mitchell"), a solid waste company based in Cordele, Georgia.

          The operations of the Company include the operations of its seven wholly-owned subsidiaries. Four of these subsidiaries conduct the Company's operations in Georgia and Florida, one subsidiary conducts the Company's business in New York City, and the remaining subsidiaries are inactive. The Company does not have any subsidiaries which are not wholly-owned and the Company is not involved in any joint ventures or partnerships.

          Unless the context indicates to the contrary, all statistical and financial information under Item 1 of this report is given for the year ended December 31, 1997.

COLLECTION

          Through its subsidiaries, GEOW/GA, GeoWaste of Florida, Inc. ("GEOW/FL") and Spectrum Group d/b/a United Sanitation ("United Sanitation"), the Company provides solid waste collection services to residential, commercial and industrial customers in South Georgia and Northern Florida.

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

          As of February 1, 1998, the Company, through its wholly-owned subsidiary, GeoWaste Transfer, Inc., provides solid waste transfer and transportation services to various transfer stations and to a rail loading facility owned by USA Waste. The Company's five year contract with USA Waste requires GeoWaste to provide the personnel and equipment necessary to transport solid waste that has been loaded into rail containers to USA Waste's rail loading facility in the Bronx, New York or to USA Waste's landfill located in Pennsylvania.

RECYCLING

          United Sanitation operates a materials recovery facility in Ocala, Florida which accepts, processes, and sells corrugated cardboard ("OCC"), newsprint ("ONP"), office paper ("OFP"), ferrous and non-ferrous metals. These recyclable materials are brought to the facility either by recycling collection vehicles operated by United Sanitation or under contractual arrangements with third parties. After delivery, all non-recyclable material is removed and the remaining recyclables are baled and stored until shipped to end users which are under long term agreements with the Company.

STREET SWEEPING

          The Company, through its wholly owned subsidiary GEOW/FL, provides street sweeping services in Jacksonville, Florida. Substantially all of the street sweeping activities are performed under contracts with city, county or State public works or transportation departments. The Company expects to discontinue its street sweeping operations as of April 15, 1998.

DISPOSAL

          GEOW/GA operates one solid waste disposal facility, the Pecan Row Landfill, in Valdosta, Lowndes County, Georgia. The landfill commenced operation on November 5, 1991. The landfill was constructed and is operated pursuant to a solid waste handling permit issued by the Georgia Environmental Protection Division. The permit authorizes the disposal of nonhazardous solid waste on the site and has no termination date, places no restriction on daily volumes, nor restricts the geographical origin of the waste which may be disposed of at the landfill.

          In February 1998, the Company received a modification to the permit of Pecan Row Landfill which, by increasing the footprint of the landfill to 58 acres, increased the available airspace to 5,421,640 cubic yards of capacity, resulting in, as of February 1, 1998, over 3,870,000 tons of remaining airspace for the disposal of solid waste. Based upon 1997 tonnages and compaction ratios, the Company believes remaining life of the Pecan Row Landfill will be 17 years.

          On March 25, 1996, GeoWaste, through its wholly-owned subsidiary, Low Brook Development, Inc. ("Low Brook"), entered into an option to purchase 420 acres of land near GEOW/GA's Pecan Row Landfill. The initial option term expired on March 24, 1998 and pursuant to the terms of the option, was extended for one additional term to March 24, 2000. On March 11, 1997, Low Brook received confirmation from the local zoning authority for Lowndes County, Georgia, that the development of the 420 acres as municipal solid waste landfill is a permitted use and conforms to local zoning ordinances. In April 1997, the Company filed for site suitability approval from the Georgia Department of Natural Resources, Environmental Protection Division ("GA/EPD"). In March 1998, the Company received comments from GA/EPD regarding its site suitability application. The Company is presently addressing GA/EPD's comments. Low Brook is currently reviewing the costs and timing associated with the permitting of this property, which, if obtained, would yield over 20 million tons of capacity for the disposal of solid waste.

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

          RESOURCE CONSERVATION AND RECOVERY ACT ("RCRA"). RCRA regulates the generation, treatment, storage, handling, transportation and disposal of hazardous and solid waste and requires states to develop programs to ensure the safe disposal of solid waste in sanitary landfills. RCRA divides solid waste into two groups, hazardous and nonhazardous. Wastes are generally classified as hazardous wastes if they: (i) either (a) are specifically included on a list of hazardous wastes or (b) exhibit certain characteristics; and (ii) are not specifically designated as nonhazardous. Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as nonhazardous. Among the wastes that are specifically designated as nonhazardous waste are household waste and various types of special waste. These wastes, which will be accepted at the Company's landfills, may contain incidental hazardous substances.

          On October 9, 1991, the United States Environmental Protection Agency (the "EPA") promulgated new regulations pursuant to Subtitle D of RCRA. These new regulations include location standards, facility design standards, operating criteria, closure and post-closure requirements, financial assurance standards and groundwater monitoring requirements as well as corrective action standards, all of which have not previously been uniformly applied at landfills within the fifty states. In addition, the new regulations require new landfills which received municipal solid waste for disposal after April 9, 1994 to have one or more liners (typically high-density polyethylene liners) to keep leachate out of groundwater and have extensive systems to collect leachate for handling and treatment. In addition, after October 9, 1996 groundwater wells must also be installed at virtually all landfills to monitor groundwater quality and the leachate collection system operation. The regulations also require (where threshold test levels are met) that methane gas generated at landfills be controlled in a manner that will protect human health and the environment. Because some states have already adopted regulations at least as stringent as the new federal regulations, the new Subtitle D regulations will cause greater changes in the landfill regulation of certain states than of others.

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

          STATE AND LOCAL REGULATIONS. The States of Georgia, Florida and New York as well as those states in which the Company may operate in the future, have laws and regulations governing the generation, handling, transfer, transportation and disposal of solid waste, water and air pollution and, in most cases, the design, operation, maintenance, closure and post-closure maintenance of landfills.

          Public opposition to the siting and operation of landfills has led many states, including Georgia, to enact legislation at the state and/or local level which attempts to prohibit or restrict the movement of solid waste. Decisions by the United States Supreme Court recognize that the Commerce Clause of the United States Constitution imposes substantial limits upon the ability of state and local governments to restrict the movement of solid waste across state lines. Since 1986, many different forms of legislation have been introduced in the United States Congress which attempts to restrict interstate and intrastate waste transportation. The Company, like all other companies in the solid waste industry, faces uncertainty regarding the circumstances under which it will be able to accept out-of-state waste for disposal at its facility. A significant portion of the solid waste volume disposed of at the Company's Pecan Row Landfill is generated from outside the State of Georgia.

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

EMPLOYEES

          At December 31, 1997, GeoWaste and its subsidiaries employed a total of 155 persons in its operations. None of GeoWaste's employees are represented by labor unions under collective bargaining agreements. The Company believes it maintains good employee relations.


ITEM 2.  PROPERTIES

          The Company's principal real estate interest is its Pecan Row Landfill in Valdosta, Georgia.

          The Company leases 2,000 square feet of executive office space at Suite 700, 100 West Bay Street, Jacksonville, Florida. The Company is also party to a lease for approximately 155,000 square feet of land and buildings in Ocala, Florida which is used for the operations of United Sanitation and various short term leases for smaller parcels of property in Bronx, New York and Cordele, Georgia which are used for the parking of solid waste management trucks, tractors, trailers and other equipment.

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

          As of December 31, 1997, aggregate annual rental payments on real estate leased by the Company and its subsidiaries was $247,000.

ITEM 3.  LEGAL PROCEEDINGS

          On March 21, 1996, the Company acquired all of the capital stock of NFS, a street sweeping and roll-off collection company based in Jacksonville, Florida. In December 1996, the Company discovered that NFS, under its former owners, had been improperly disposing street sweepings in unpermitted locations. Accordingly, on December 31, 1996, the Company filed suit in the United States District Court for the Middle District of Florida, Jacksonville Division (the "Court"), against the former shareholders of NFS (the "Former Shareholders") seeking recission, abrogation and annulment of the transaction and damages. At the time of the filing the suit, the Company was not aware of the full extent of the improper actions taken at NFS.

          On October 9, 1997, the Company settled its suit against the Former Shareholders which settlement included, on October 14, 1997, the Court entering a judgment declaring the acquisition of NFS to be completely abrogated and annulled, including the merger of NFS and a subsidiary of the Company and the transfer of capital stock of NFS to the Company. As a result of the foregoing, the Company received a $50,000 cash payment, retained the assets of NFS and canceled outstanding warrants to purchase shares of the Company's common stock at an exercise price of $1.25 which were issued to the Former Shareholders in connection with the nullified transaction.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.



                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

          The Company's Common Stock is traded over-the-counter on The Nasdaq Small-Cap Market under the symbol "GEOW". The following table set forth for the periods indicated the high and low bid prices on The Nasdaq Small-Cap Market.




                               Low Bid                     High Bid
1997                            PRICES                      PRICES
                                ------                      ------
First Quarter                 $2.13                         $4.63
Second Quarter                 1.75                          3.31
Third Quarter                  1.50                          2.19
Fourth Quarter                 1.06                          2.03


1996
First Quarter                 $1.00                         $1.75
Second Quarter                 1.56                          4.69
Third Quarter                  2.62                          4.50
Fourth Quarter                 1.75                          3.37


          As of March 20, 1998, there were 4,707 stockholders of record of the Company's Common Stock.

          The Company did not pay any dividends in 1997, 1996 or 1995, nor does the Company expect to pay any dividends in the foreseeable future.

          Pursuant to the terms of the Credit Facility (as defined herein), the Company is prohibited from paying dividends in cash on its Common Stock. Under the Credit Facility the Company and its subsidiaries may pay dividends solely in shares of Common Stock, except that subsidiaries of the Company may pay cash dividends to the Company.

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

                                                                                Year Ended December 31,
                                                 ---------------------------------------------------------------------------------
                                                        1997           1996            1995            1994            1993
                                                 ---------------------------------------------------------------------------------
                                                                     (in thousands, except per share amounts)

STATEMENT OF OPERATIONS DATA:
Total revenue....................................         $19,397        $13,703         $ 8,933         $ 6,967        $ 4,806
                                                          -------        -------         -------         -------        -------

Net (loss) income................................           (424)          1,708           1,462           1,189           (218)
                                                            ====           =====           =====           =====           ====

Basic earnings (loss) per common share...........      $    (.02)    $       .09       $     .08       $     .06       $   (.01)
                                                       =========     ===========       =========       =========       ========

Weighted average number of common
shares outstanding...............................          21,247         19,659          18,663          20,988         22,560


                                                                                 December 31,
                                                 ---------------------------------------------------------------------------------
                                                        1997           1996            1995            1994            1993
                                                 ---------------------------------------------------------------------------------
                                                                                    (in thousands)

BALANCE SHEET DATA:
Cash.............................................        $    739       $ 3,058       $ 3,985         $ 1,633         $ 1,209
Working capital (deficit)........................           (212)        (3,023)        3,708           1,150           1,126
Total assets.....................................          32,109        30,618        15,637          14,528          11,293
Long-term debt...................................          11,870         5,776         6,785           6,538           5,800
Shareholders' equity.............................          15,905        15,983         7,386           5,848           4,667



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1997 COMPARED WITH 1996

          Net revenues for the year ended December 31, 1997 consisted of collection revenues of $12,257,000, disposal revenues of $3,172,000, transfer station revenues of $1,090,000, recycling revenues of $1,660,000, and sweeping revenues of $1,218,000. Collection revenues increased 103%, disposal revenues decreased 33%, transfer revenues increased 18% and sweeping revenues decreased 15%, in each case, as compared to 1996. Prior to the acquisition of United Sanitation in August 1996, the Company was not engaged in the recycling business. Of the increase in collection revenues, 68% is attributable to the operations of Standard Disposal Services of Florida, Inc. ("Standard") and United Sanitation, which were acquired in 1996, 21% is attributable to the operations of ASAL and Mitchell, which were acquired in 1997, and the remainder is attributable primarily to new collection contracts. All of the increase in transfer revenue is attributable to the operations of Standard and United Sanitation The reduction in sweeping revenues was primarily due to the sale by the Company, on June 10, 1997, of its lawn care and certain of its sweeping contracts in Florida to Sweeping Corp. of America. Lower disposal revenues reflect decreased volumes at the Pecan Row Landfill combined with more competitive pricing. Daily tonnage at the landfill decreased 6% to 817 tons per day (TPD). However, lower pricing for special waste customers accounted for 23% of the total 33% decrease. All intercompany activity has been eliminated.

          Operating expenses related to collection, disposal, transfer, recycling and sweeping activities for 1997 consisted of collection expenses of $7,356,000, disposal expenses of $2,991,000, transfer station expenses of $535,000, recycling expenses of $1,341,000 and sweeping expenses of $1,313,000. Collection expenses increased 128%, disposal expenses decreased 3%, transfer expenses increased 27%, recycling expenses increased 147% and sweeping expenses increased 17%, in each case, as compared to 1996. Of the increase in collection expenses, 43% was attributable to the operations of Standard and United Sanitation and 27% was attributable to the operations of ASAL and Mitchell. The decrease in disposal expenses resulted from decreased volumes. The increase in both the transfer and recycling expenses is attributable to the full year effect of the operations of Standard and United Sanitation.

          Unusual charges for the year ended December 31, 1997 relate to litigation and certain other developments related to North Florida Sweeping, Inc. ("NFS") occurring in the first quarter of 1997. During this period, the Company concluded a full review of the operating practices of NFS and determined that NFS (i) had not fully complied with the performance specifications of its highway and street sweeping contracts, (ii) had improperly disposed of street sweepings in violation of applicable requirements, and (iii) was obligated to continue to perform services under the terms of its highway and street sweeping contracts until their expirations. In response to these findings, in the first quarter of 1997 the Company implemented certain remedial actions with respect to the operations of NFS, including additional, and in some instances multiple, resweeps to meet performance standards set out in NFS' contracts, and rectification of the waste disposal practices of NFS. As a result of such remedial actions, the Company (i) estimated and accrued losses on the sweeping contracts, (ii) concluded that goodwill associated with the NFS acquisition was not recoverable and (iii) that NFS' land and building were not recoverable above their appraised value. Additionally, during the first quarter of 1997, the Company and the City of St. Augustine, Florida mutually agreed to terminate their existing transfer, transportation and disposal agreement and, accordingly, the Company wrote off certain design and permitting costs which had been previously deferred. As a result of the foregoing, the Company recorded $1,083,000 of unusual charges for 1997 which consisted of $282,000 of legal and consulting fees relating to NFS, $68,000 of additional sweeping costs incurred and paid in the first quarter of 1997, $96,000 of accrued losses on sweeping contracts, $436,000 of write-off of NFS' goodwill, $110,000 of write-down of land and building and $91,000 of write-off of transfer station development costs.

          Selling, general and administration expenses for collection, disposal, transfer, recycling and sweeping activities (excluding corporate administrative expenses) for 1997, were $1,816,000, $272,000, $45,000, $147,000 and $371,000, respectively. Corporate administrative expenses were $1,302,000 for the year ended December 31, 1997. Selling, general and administrative expenses increased 117% for collection operations, decreased 26% for disposal operations, increased 96% for transfer operations, increased 188% for recycling and increased 40% for sweeping, in each case, as compared to 1996. Selling, general and administrative expenses increased principally due to the full year effect of the acquisitions of Standard and United Sanitation.

          There was a net loss of $424,000 for the year ended December 31, 1997 compared with net income of $1,708,000 in 1996. This decrease principally reflects the unusual charges described above and losses incurred with respect to the Company's Florida operations, including United Sanitation and NFS.

1996 COMPARED WITH 1995

          Net revenues for the year ended December 31, 1996 consisted of collection revenues of $6,049,000, disposal revenues of $4,762,000, transfer station revenues of $924,000, recycling revenues of $529,000 and sweeping revenues of $1,438,000. Collection revenues increased 120%, disposal revenues decreased 12%, and transfer revenues increased 14%. There were no related recycling or sweeping revenues in 1995. Of the 120% increase in collection revenues, 82% was attributable to the operations of NFS, United Sanitation and Standard Disposal Services of Florida, Inc. which were acquired during 1996. Of the 14% increase in transfer station revenues, 9% was associated with the newly acquired companies. Lower disposal revenues reflect the decreased volumes at the Pecan Row Landfill combined with more competitive pricing. Daily tonnage at the landfill decreased 2% to 868 TPD. However, lower pricing for special waste customers accounted for 9% of the total 12% decrease. All intercompany activity has been eliminated.

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

          Net income for the year ended December 31, 1996 was $1,708,000 compared to $1,462,000 in 1995. This improvement was principally due to the sale of the Uintah Basin Limited Partnership land in the fourth quarter of 1996. The gain on the sale of the Uintah Basin Limited Partnership land amounted to $433,000. There was limited activity associated with this partnership. The partnership employed one person and generated minimal amounts of income and expenses. The Company's share of net losses with respect to this partnership was $6,000, $16,000 and $8,000 for 1995, 1994 and 1993, respectively.

LIQUIDITY AND CAPITAL RESOURCES

          The Company is in a service industry and has neither significant inventory nor seasonal variations in receivables. At December 31, 1997, the Company had negative working capital of $212,000 as compared with negative working capital of $3,023,000 at December 31, 1996. The increase in working capital is primarily as a result of the retirement of the Debentures (as defined herein) with borrowings under the Credit Facility.

          Historically, the Company has relied primarily on the private placement of debt and equity securities, bank borrowings and cash generated from operating activities in order to provide it with the cash required for capital expenditures, acquisitions and operating activities.

          The Company's operating performance was sufficient to support corporate overhead and other expenses during 1997. Management believes that current working capital and internally generated funds will be sufficient to meet the Company's working capital requirements for fiscal year 1998.

          The Company expects to make capital expenditures on an ongoing basis for improvements to, and expansion of, its landfill and for equipment purchases. The Company estimates that the capital expenditures required for its existing operations will amount to approximately $3,200,000, of which approximately $1,700,000 will be used to construct a new cell at the Pecan Row Landfill. The Company expects that it will fund such estimated capital expenditures from existing cash, cash generated from operations, equipment lease financing, and other financing.

          The Company's 8.5% convertible subordinated debentures (the "Debentures"), which were convertible into shares of common stock at $1.40 per share, matured in March 1997, at which time the Company and the holder of the Debentures mutually agreed to extend the due date of the Debentures to September 1997. In March 1997, the holder of the Debentures also converted $280,000 of the Debentures into 200,000 shares of common stock. In October 1997, the Company repaid the remaining $3,604,265 of principal and accrued interest on the Debentures from borrowings under the Credit Facility.

          On October 9, 1997, the Company entered into a $5 million revolving credit facility (the "Credit Facility") with BankBoston, N.A. (the "Bank") and borrowed $4.8 million under the Credit Facility to repay the principal and accrued interest on the Debentures and to finance the cash portion of the purchase price for Mitchell. Borrowings under the Credit Facility may be used for working capital, refinancing of outstanding debt, capital expenditures and other general corporate purposes. Interest on borrowings under the Credit Facility is payable at a rate ,of one-quarter of one percent plus the higher of
(i) the Bank's base rate or (ii) one percent above the overnight federal funds effective rate, as published by the Board of Governors of the Federal Reserve System, as in effect from to time. The interest rate at December 31, 1997 was 8.75%. Borrowings under the Credit Facility mature on October 9, 2000 and are collateralized by the stock of the Company's subsidiaries. Under the terms of the Credit Facility, the Company must maintain certain financial covenants on a quarterly basis of which the most significant is the interest coverage ratio. The financial covenant relating to the interest coverage ratio with which the Company must comply requires the Company not to allow its interest coverage ratio to be less than 2.25 to 1 through September 30, 1998 or less than 2.50 to 1 thereafter.

          On January 10, 1997, GEOW/GA purchased the solid waste assets of ASAL. The total purchase price of approximately $1,028,000 consisted of cash in the amount of $200,000, acquisition costs of $19,000, assumption of debt in the amount of $487,000 and the issuance of an 8% promissory note with a principal amount of $322,000 to the sellers of ASAL. On November 7, 1997, GEOW/GA purchased the solid waste assets of Mitchell. The total purchase price of $1,519,000 consisted of cash in the amount of $1,000,000, which was paid from borrowings under the Credit Facility, a payable of $306,000 due in February 1998, acquisition costs of $19,000, and assumption of $194,000 in debt.

          The Company's business strategy includes the acquisition of or combination with other solid waste management companies. Such acquisitions may be accomplished through borrowings under the Credit Facility, the issuance of shares of the Company's common stock, cash on hand, or may require cash in excess of the Company's current cash available or available borrowings under the Credit Facility. Although GeoWaste's operating results and financial performance are expected to provide access to any additional financing which may be necessary to acquire such businesses, there can be no assurance that such additional financing can be obtained on terms acceptable to the Company.

          In March 1998, the Company retained an investment banking firm to assist in evaluating a broad range of strategic alternatives available to the Company in order to maximize shareholder value. These alternatives could include a business combination, strategic alliance or merger with a third party. There can be no assurance that the Company will consummate any of these strategic alternatives.

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

YEAR 2000 COMPLIANCE

          Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company's Year 2000 issues relate not only to its own systems but also to those of its customers and suppliers. The Company does not currently have any information concerning Year 2000 compliance status of its customers and suppliers. In the event that any of the Company's significant customers or suppliers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

RECENT ACCOUNTING DEVELOPMENTS

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

INFLATION

          The Company does not consider inflation to have a material impact on its results of operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and supplementary data required by Part II,
Item 8, are included in Part IV, as indexed at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth the name, age and position held by each director and each executive officer of the Company as of December 31, 1997.

NAME                          AGE       POSITION WITH THE COMPANY

Amy C. MacF. Burbott          47        President, Chief Executive Officer
                                        and Director

Raymond F. Chase              42        Vice President, Chief Financial Officer,
                                        Treasurer and Secretary

John A. Paglia                36        Vice President

Michael D. Paglia             35        Vice President and Director

Harve A. Ferrill              65        Chairman of the Board

Steven M. Engel               45        Director

Walter H. Barandiaran         45        Director



          AMY C. MACF. BURBOTT has served as President and Chief Executive Officer of GeoWaste since May 1996 and has served as Director since July 1991 (including having served as Chairman of the Board from February 1995 to May
1996). Ms. Burbott also served as President and Chief Executive Officer of the Company from July 1991 until February 1995. From January 1991 to July 1991, Ms. Burbott was engaged in the development of various solid waste projects through a corporation she controlled. Prior to January 1991, Ms. Burbott served as Eastern Region Vice President and General Counsel of Waste Management, Inc., a national waste services company.

          RAYMOND F. CHASE joined the Company as Controller and Treasurer in July 1991. He was named a Vice President of the Company in April 1994 and was named Secretary and Chief Financial Officer on February 1, 1995. From January 1990 through June 1991 he served as the Controller of a national solid waste equipment leasing company, Olympic Compactor Rentals. From 1987 to 1990 he was the Controller for Waste Management of North America, Inc.'s collection and transportation subsidiary based in Southeastern Massachusetts.

          JOHN A. PAGLIA joined the Company as a Vice President in August 1996 upon the Company's acquisition of United Sanitation. From July 1993 to August 1996, Mr. Paglia had served as an officer and owner of United Sanitation. From 1989 to July 1993, he was a general manager for Commercial Metals Company. Mr. Paglia is the brother of Michael D. Paglia.

          MICHAEL D. PAGLIA joined the Company as a Vice President and Director in August 1996 upon the Company's acquisition of United Sanitation. From July 1993 to August 1996, Mr. Paglia had served as an officer and owner of United Sanitation. From 1989 to July 1993, he was the general manager for the Northern Florida operations of Commercial Metals Company. Mr. Paglia is the brother of John A. Paglia.

          HARVE A. FERRILL has served as Chairman of the Board of the Company from August 1991 until February 1, 1995, and from May 1997 to the present. Mr. Ferrill has served as a director of the Company and its predecessor, Utah Shale Land & Minerals Corporation, since 1980. Since November 1992, Mr. Ferrill has served as Chairman and Chief Executive Officer of Advance Ross Corporation, a value-added tax refund service, and as its President from November 1990 through June 1993. Mr. Ferrill also serves as a director of Gaylord Container Corporation, a paper and container manufacturer, since 1992. Mr. Ferrill has been President of Ferrill-Plauche Co., Inc., a private investment company, since 1982.

          STEVEN M. ENGEL was elected to the Company's Board of Directors in October 1992. Since April 1996, Mr. Engel has served as the President of Engel Brothers Media, Inc., a television production company. From 1991 to April 1996, Mr. Engel served as President of Hambro Resource Development, Incorporated, an investment banking firm. From 1989 to 1991, Mr. Engel served as the President of John Hancock Resource Development and was a Managing Director in the Corporate Finance Department and Municipal Finance Department at Drexel Burnham Lambert, an investment banking firm, founded in 1987.

          WALTER H. BARANDIARAN was elected to the Company's Board of Directors in April 1997. Mr. Barandiaran is a general partner and co-founder of The Argentum Group, a New-York based private investment firm founded in 1987. Mr. Barandiaran also is a director of Conner Industries, Inc. and Lanxide Precision, Inc.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Company's Common Stock, to file initial reports of ownership and reports of change in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. During 1997, John A. Paglia, an officer of the Company, failed to file with the SEC one required report on Form 4 relating to a total of six transactions. Except as described in the preceding sentence, to the Company's knowledge, based solely on review of copies of such reports furnished to the Company, all of these filing requirements were satisfied.

ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION

          The following table sets forth the aggregate remuneration paid or accrued during the years 1997, 1996 and 1995 for the chief executive officer and other executive officers of the Company whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 1997 (collectively, the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE



                                                       ANNUAL COMPENSATION

                                                                                  LONG TERM
                                                                                  COMPENSATION
                                                                                  SECURITIES
                                                               OTHER ANNUAL       UNDERLYING
NAME AND PRINCIPAL POSITION        YEAR         SALARY         COMPENSATION       OPTIONS

Amy C. MacF. Burbott               1997         $175,000       $  --                --
  President and Chief              1996         $105,833       $ 40,083(1)        400,000
  Executive Officer                1995         $ 10,833       $121,129(1)          --


Michael D. Paglia (2)              1997         $102,117       $  --                 --
   Vice President                  1996         $ 51,425       $  --                4,984
                                   1995         $  --          $  --                 --



John A. Paglia (2)                 1997         $102,320       $  --                  --
   Vice President                  1996         $ 51,315       $  --                 4,984
                                   1995         $  --          $  --                  --


(1) Consulting payments made to Ms. Burbott when she was not employed by the Company.

(2) Former owner of United Sanitation which was purchased by the Company on August 12, 1996.

BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION

          The Board of Directors has furnished the following report on executive compensation:

          The Company's fundamental philosophy for compensating executive officers is to offer competitive compensation opportunities which are based on each individual executive officer's contribution and personal performance. This philosophy is designed to attract, retain, motivate and reward key executive officers in the Company's highly competitive industry.

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

     - Long term incentive compensation consists of eligibility under the Company's 1996 Stock Option Plan (the "1996 Plan"). Stock option grants are awarded based on individual performance and the Company's performance.

          The Board of Directors does not allocate a fixed percentage of compensation to each of these three elements, nor does the Board of Directors use any specific qualitative or quantitative measures or factors in assessing individual performance.

          Ms. Burbott's and Messrs. Paglia's compensation for 1997 was based on the same performance and other criteria as summarized in the preceding paragraphs relative to all executive officers. Ms. Burbott also maintains a significant long-term stock ownership position in the Company's Common Stock. This ownership position creates a strong linkage between the Company's management and its stockholders' interests.

                             THE BOARD OF DIRECTORS

                                Harve A. Ferrill
                              Amy C. MacF. Burbott
                              Walter H. Barandiaran
                                 Steven M. Engel
                                Michael D. Paglia

COMPENSATION OF DIRECTORS

          Directors of the Company are not paid for their services as such but are reimbursed reasonable expenses incurred for Company business or attendance at Board of Directors meetings. Directors are also eligible to receive grants under the 1996 Plan. In July 1997, Messrs. Ferrill, Barandiaran and Engel were each granted 35,000 stock options under the 1996 Plan at an exercise price of $1.81 per share (the price for the Company's Common Stock on the date of grant).

AGREEMENTS RELATING TO EMPLOYMENT

          Amy C. MacF. Burbott, the Company's President and Chief Executive Officer, has a severance agreement which provides that her employment may be terminated with or without cause, but if her employment is terminated without cause, she is to receive severance payments equal to six months of her current annual salary. In the event Ms. Burbott is terminated she is also entitled to a payment equal to the product of (i) $.50 and (ii) the number of shares of Common Stock of the Company purchased by her prior to June 28, 2001 pursuant to options on 400,000 shares of Common Stock granted to her on June 28, 1991. The agreement also specifies the continuation of certain health and insurance benefits during the period severance payments are being made.

          Raymond F. Chase, a Vice President of the Company, has a severance agreement which provides that his employment may be terminated with or without cause, but if his employment is terminated without cause following a change of control of the Company, he is to receive severance payments equal to one-third of the greater of $82,000 or his annual base salary at the time of termination.

          In connection with the acquisition of United Sanitation in August 1996, Michael D. Paglia and John A. Paglia, Vice Presidents of the Company, entered into four-year employment agreements. The agreements provide that their employment may be terminated with or without cause, but if employment is terminated without cause the Company will pay the lesser of (i) $150,300 or (ii) 48 minus the number of months worked prior to termination times $8,350.

OPTIONS GRANTED

          No stock options were granted to the Named Executive Officers during the fiscal year ended December 31, 1997. In July 1997, the Board of Directors reduced the exercise price with respect to 100,000 options granted to Ms. Burbott in 1996, which options vest on April 23, 1999, from $3.50 per share to $2.75 per share.

          The table below sets forth information for the Named Executive Officers concerning option exercises during 1997 and outstanding options at December 31, 1997.

                                      AGGREGATE OPTION EXERCISES DURING 1997
                                            AND YEAR END OPTION VALUES

----------------------------------------------------------------------------------------------------------------------------------
                          Shares                               Number of Securities              Value of Unexercised
                          Acquired                             Underlying Unexercised            In-The-Money Options
                          On                                   Options At End Of 1997 (#)        At End Of 1997($)
                          Exercise         Value               Exercisable/                      Exercisable/
NAME                      (#)              Realized ($)        Unexercisable                     Unexercisable (1)
----------------------------------------------------------------------------------------------------------------------------------
Amy C. MacF. Burbott
Chief Executive                                                600,000                           $225,000 (2)
Officer and President         -0-          $      -0-          200,000                                 -0-

Michael D. Paglia                                                1,246                                -0-
Vice President                -0-                  -0-           3,738                                -0-

John A. Paglia                                                   1,246                                -0-
Vice President                -0-                  -0-           3,738                                -0-

----------------------------------------------------------------------------------------------------------------------------------

----------------------
(1)   Calculated using $1.0625 per share, the last sale price of the Company's
      Common Stock on December 31, 1997.

(2) Includes 400,000 shares at an exercise price of $.50 per share for which the Company must reimburse the exercise price.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          During its most recent fiscal year, the Company did not have a formal Compensation Committee. However, Amy C. MacF. Burbott and Michael D. Paglia participated in deliberations of the Company's Board of Directors concerning executive officer compensation relating to executives of the Company other than Ms. Burbott and Mr. Paglia.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of March 20, 1998, (i) by each person who is known by the Company to own beneficially more than five percent of the Common Stock, (ii) by each of the Company's current directors,
(iii) by each of the Named Executive Officers and (iv) by all current directors and executive officers as a group.

-------------------------------------------------------------------------------
                          SHARES BENEFICIALLY OWNED(1)

NAME                                       NUMBER              PERCENTAGE


Amy C. MacF. Burbott                     700,000(2)               3.2%

Michael D. Paglia                       1,001,246(3)              4.7%

John A. Paglia                           256,246(4)               1.2%

Harve A. Ferrill                        1,207,856(5)              5.6%

Steven M. Engel                           51,000(6)                 *

Walter H. Barandiaran                    111,400(6)                 *

Allen Holding Inc.
711 Fifth Avenue
New York, New York  10022               6,260,000(7)              27.5%

Emvest & Co.
c/o Morrissey & Hawkins
One International Place
Boston, Massachusetts  02110              2,000,000               9.4%

Kennedy Capital Management
10829 Olive Blvd.
St. Louis, Missouri  63141              1,488,500(8)              6.8%

All directors and executive
officers as group (7 persons)           3,454,642(9)              15.5%
-----------------------------------------------------------------------------
--------------------------------

*  Less than 1%

(1) In computing the number of shares of Common Stock beneficially owned by a person, shares of Common Stock subject to options and warrants held by that person that are currently exercisable or that become exercisable within 60 days of March 20, 1998 are deemed outstanding. For purposes of computing the percentage of outstanding shares of Common Stock beneficially owned by such person, such shares of stock subject to options and/or warrants that are currently exercisable or that become exercisable within 60 days are deemed to be outstanding for such person but are not deemed to be outstanding for purposes of computing the ownership percentage of any other person.

(2) All such shares are subject to options that are currently exercisable or become exercisable within 60 days.

(3)  Includes 1,246 shares subject to options that are currently exercisable.

(4)  Includes 1,246 shares subject to options that are currently exercisable.


(5) Includes 111,000 shares subject to options that are currently exercisable and 26,080 shares beneficially owned by Mr. Ferrill, 18,000 of which he has sole voting and investment power and 8,000 shares of which he shares voting and investment power. Also includes 1,070,776 shares held by Advance Ross Corporation (of which Mr. Ferrill is Chief Executive Officer), for which Mr. Ferrill disclaims any beneficial ownership.

(6)  Includes 11,000 shares subject to options that are currently exercisable.

(7) Includes 3,573,200 shares held by Allen Value Partners L.P., 760,000 shares held by Allen & Company Incorporated ("Allen & Co.") and 426,800 shares issued to Allen Value Limited Incorporated. Allen Holding Inc. may be deemed to beneficially own the shares of Common Stock held by Allen Value Partners L.P. and Allen Value Limited Incorporated. However, Allen Holding Inc. disclaims beneficial ownership except to the extent represented by Allen Holding Inc.'s equity interest and profit participation in such entities. Also includes warrants held by Allen & Co. to purchase 1,500,000 shares (the "Allen & Co. Warrants") that are currently exercisable. The amount in the table excludes 709,425 shares and warrants to purchase 500,000 shares (together with the Allen & Co. Warrants, the "Allen Warrants") held by officers and directors of Allen & Co. for which Allen & Co. disclaims beneficial ownership.

(8) According to a Statement on Schedule 13G filed with the SEC on February 10, 1998, Kennedy Capital Management holds sole dispositive power over these shares, and holds sole voting power over 890,000 of these shares.

(9) Includes 957,816 shares subject to options that are currently exercisable or become exercisable within 60 days.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Company, through its wholly owned subsidiary United Sanitation, leases approximately 155,000 square feet of land and buildings in Ocala, Florida which is used for the operations of United Sanitation's collection, transfer, recycling and portable toilet business. The property is leased from a real estate company which is controlled by Michael D. Paglia, a Vice President and Director of the Company, and John A. Paglia, a Vice President of the Company. The lease has a term of 20 years expiring in August 2016, grants the Company an option to purchase the property at any time after the fifth year of the lease at fair market value and has annual rent of $210,000, with yearly increases related to increases in the Florida Consumer Price Index. The Company believes the lease to be reasonable, fair and on terms and conditions typical for commercial leases in the Ocala, Florida area.

          In November 1997, the Company and Allen & Co. agreed to settle claims relating to the Company's previous engagement of Allen & Co. for investment banking and financial advisory services. Under the terms of the settlement, Allen & Co. agreed to waive any claims against the Company and the parties mutually agreed to modify the terms of the Allen Warrants. The exercise period for the Allen Warrants was extended for an additional year to February 2, 1999 and the exercise price was increased from $.55 per share to $.61 per share.

                                     PART IV

ITEM 14.  FINANCIAL STATEMENT, EXHIBITS AND REPORTS ON FORM 8-K

(a)  Financial Statements

         (i)      Report of Independent Accountants.
         (ii)     Consolidated Balance Sheets as of December 31, 1997 and 1996.
         (iii) Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.
         (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.
         (v) Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.
         (vi)     Notes to Consolidated Financial Statements.

(b)  Reports on Form 8-K

         None.

(c) Exhibits. Each Exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT
NUMBER                                                   DESCRIPTION

2.1 Asset Purchase Agreement dated January 10, 1997 by and among GeoWaste of GA, Inc., Air-Sweep-A-Lot, Inc., Todd Griffin and Tim Griffin.

2.2 Asset Purchase Agreement dated November 7, 1997 by and among GeoWaste of GA, Inc., T.F. Mitchell & Sons, Inc. and Stephen F. Mitchell.

3.1 Certificate of Incorporation of GeoWaste Incorporated, as amended and restated (Incorporated by reference from Exhibit A to the Proxy filed November 25, 1991 (File No. 0-9278)).

3.2       Bylaws of GeoWaste Incorporated, as amended.

3.3 Amendment to Amended and Restated Certificate of Incorporation of GeoWaste Incorporated (Incorporated by reference from Exhibit 3.4 to the Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-9278)).

4.1 Registration Rights Agreement, dated August 2, 1991, by and between GeoWaste Incorporated and each of the entities listed on Exhibit A thereto (Incorporated by reference from Exhibit 4(D) to the Current Report on Form 8-K filed August 19, 1991 (File No. 0-9278)).

4.2 First Escrow Agreement, dated August 2, 1991, by and between GeoWaste Incorporated, Frederick J. Iseman, James Swistock, Matthew Fulton, Brian Russell, James R. Jones, Paul Thomas Cohen, William vanden Heuvel, Balis & Zorn, Inc. and IBJ Schroder Bank & Trust Company (Incorporated by reference from Exhibit 4(B) to the Current Report on Form 8-K filed August 19, 1991 (File No. 0-9278)).

4.3 Second Escrow Agreement, dated August 2, 1991, by and between GeoWaste Incorporated, the parties listed on Schedule A thereto, Kurt Wilkening and IBJ Schroder Bank & Trust Company (Incorporated by reference from
          Exhibit 4(C) to the Current Report on Form 8-K filed August 19, 1991 (File No. 0-9278)).

4.4 Equivest First Convertible Debt Exchange Agreement, dated August 2, 1991, by and between GeoWaste Incorporated the parties listed on Schedule A thereto (Incorporated by reference from Exhibit 2(B) to the Current Report on Form 8-K filed August 19, 1991 (File No. 0-9278)).

4.5 Equivest Second Convertible Debt Exchange Agreement, dated August 2, 1991, by and between GeoWaste Incorporated the parties listed on Schedule A thereto (Incorporated by reference from Exhibit 2(C) to the Current Report on Form 8-K filed August 19, 1991 (File No. 0-9278)).

4.6 Stockholders' Agreement, dated August 2, 1991, by and between GeoWaste Incorporated, Advance Ross Corporation, Allen & Company Incorporated, Frederick J. Iseman, Harve Ferrill, Gian Caterine, Kurt Wilkening, their persons or entities listed on Schedule A thereto and the persons or entities listed on Schedule B thereto (Incorporated by reference from Exhibit 4(A) to the Current Report on Form 8-K filed August 19, 1991 (File No. 0-9278)).

4.7 Voting Agreement, dated March 5,1992, by and between GeoWaste Incorporated, the Delaware State Employees' Retirement Fund and the Trust for Defined Benefit Plan of ICI American Holdings Inc., Frederick J. Iseman, Gian Caterine, Amy C. MacF. Burbott, Harve Ferrill, James Swistock, Advance Ross Corporation and Allen & Company Incorporated (Incorporated by reference from Exhibit 4.4 to the Current Report on Form 8-K filed March 13, 1992 (File No. 0-9278)).

4.8 Voting Agreement dated as of August 12, 1996, among John A. Paglia, Michael D. Paglia, Advance Ross Corporation, Allen & Company Incorporated, Allen Value Partners L.P. and Allen Value Limited Incorporated (Incorporated by reference from Exhibit 4.11 to the Current Report on Form 8-K filed August 27, 1997 (File No. 0-9278)).

10.1 Revolving Credit Agreement dated October 9, 1997 by and among GeoWaste Incorporated and its subsidiaries listed therein and BankBoston, N.A.

10.2      1996 Stock Option Plan of the Company dated November 18, 1996.

10.3 Warrant Purchase Agreement by and between GeoWaste Incorporated and Allen & Company Incorporated (Incorporated by reference from Exhibit
          10.1 to the Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-9278)).

10.4 Amendment to Warrant Purchase Agreement, dated as of November 21, 1997, by and between GeoWaste Incorporated and Allen & Company Incorporated.

10.5 Severance Agreement, dated as of December 21, 1995, by and between GeoWaste Incorporated and Raymond F. Chase (Incorporated by reference from Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-9278)).

10.6 Letter Agreement, dated as of April 23, 1996, by and between GeoWaste Incorporated and Amy C. MacF. Burbott. (Incorporated by reference from
          Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-9278)).

10.7 Employment Agreement, dated as of August 12, 1996, by and between GeoWaste Incorporated and John A. Paglia. (Incorporated by reference from Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-9278)).

10.8 Employment Agreement, dated as of August 12, 1996, by and between GeoWaste Incorporated and Michael D. Paglia. (Incorporated by reference from Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-9278)).

21        Subsidiaries of the Registrant.

27.1      Financial Data Schedule for the year ended December 31, 1997.

27.2      Restated Financial Data Schedule for the year ended December 31, 1996.

27.3      Restated Financial Data Schedule for the year ended December 31, 1995.

27.4      Restated Financial Data Schedule for the three months ended March 30,
          1997.

27.5      Restated Financial Data Schedule for the six months ended June 30,
          1997.

27.6 Restated Financial Data Schedule for the nine months ended September 30, 1997.

27.7      Restated Financial Data Schedule for the three months ended March 30,
          1996.

27.8      Restated Financial Data Schedule for the six months ended June 30,
          1996.

27.9 Restated Financial Data Schedule for the nine months ended September 30, 1996.

(d)  Financial Statement Schedules

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GeoWaste Incorporated and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.

Jacksonville, Florida
March 24, 1998

                     GEOWASTE INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1997 and 1996


                                     ASSETS

                                                                                     1997               1996
                                                                                     ----               ----

Current assets:
  Cash and cash equivalents                                                  $         738,790    $       3,058,067
  Accounts receivable, net of allowance of $269,000 in 1997
      and $174,000 in 1996                                                           2,449,994            2,214,061
  Income tax receivable                                                                416,196                    -
  Prepaid expenses                                                                     376,154              343,461
  Deferred tax asset                                                                   140,000              221,000
                                                                             -----------------    -----------------

      Total current assets                                                           4,121,134            5,836,589
                                                                             -----------------    -----------------

Property and equipment:
  Land, primarily disposal site                                                     13,125,733           11,078,454
  Buildings and improvements                                                           605,441              433,025
  Vehicles and equipment                                                            11,910,630            8,830,438
  Construction in progress                                                           2,382,807            2,127,429
                                                                             -----------------    -----------------
                                                                                    28,024,611           22,469,346
Less - accumulated depreciation                                                     11,535,911            8,613,446
                                                                             -----------------    -----------------

      Net property and equipment                                                    16,488,700           13,855,900
                                                                             -----------------    -----------------

Other assets:
  Cost in excess of net assets of acquired
    businesses and other intangibles, net of
    accumulated amortization of $680,000 in
    1997 and $322,000 in 1996                                                       11,195,943           10,598,463
  Investments                                                                          236,328              318,000
  Other                                                                                 66,794                9,139
                                                                                    ----------           -----------

      Total other assets                                                            11,499,065           10,925,602
                                                                             -----------------    -----------------

Total assets                                                                 $      32,108,899    $      30,618,091
                                                                             =================    =================

 The accompanying notes are an integral part of these consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1997 and 1996


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     1997               1996
                                                                                     ----               ----
Current liabilities:
    Current maturities of long-term debt                                       $     1,341,439       $    4,672,950
    Current portion of accrued royalties                                               231,139              245,530
    Accounts payable                                                                 1,029,944            1,573,707
    Accounts payable to related party                                                  306,037              400,000
    Accrued payroll                                                                    134,457              198,619
    Accrued fees                                                                       290,979              145,008
    Accrued income taxes                                                                     -              700,000
    Accrued other                                                                      246,249               46,929
    Deferred revenue                                                                   753,248              876,624
                                                                             -----------------     ----------------

         Total current liabilities                                                   4,333,492            8,859,367

Long-term debt, less current maturities                                              8,531,395            2,522,311
Accrued royalties, less current portion                                                499,783              716,531
Closure and post closure obligations                                                 2,047,815            1,787,136
Deferred tax liability                                                                 791,000              750,000
                                                                             -----------------      ---------------

         Total liabilities                                                          16,203,485          14,635,345
                                                                             ------------------     ----------------

Commitments and contingencies (Notes 9 and 16)


Stockholders' equity:
    Preferred stock, authorized 5,000,000 shares,
       $.01 par value; none issued or outstanding                                     -                      -
    Common stock, authorized 50,000,000 shares,
       $.10 par value; issued and outstanding 21,286,549 and
       21,028,634 shares in 1997 and 1996, respectively                              2,128,655            2,102,863
    Additional paid-in capital                                                      13,231,202           12,910,437
    Retained earnings                                                                  545,557              969,446
                                                                             -----------------     ----------------

         Total stockholders' equity                                                 15,905,414           15,982,746
                                                                             -----------------     ----------------

Total liabilities and stockholders' equity                                   $      32,108,899     $     30,618,091
                                                                             =================     ================


          The accompanying notes are an integral part of these consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1997, 1996 and 1995



                                                                      1997             1996              1995
                                                                      -----            -----             ----

Net revenues                                                   $    19,396,772    $    13,702,708    $    8,932,528

Costs and expenses:
    Operating                                                       13,535,937          8,228,849         5,207,250
    Unusual charges                                                  1,083,000                  -                 -
    Selling, general and administrative                              3,953,545          2,618,571         1,459,197
    Amortization of intangibles                                        358,159            144,868            71,180
                                                                --------------    ---------------    --------------

Income from operations                                                 466,131          2,710,420         2,194,901

Other income (expense):
    Other income, primarily interest                                    10,185            200,461           175,655
    Interest expense                                                  (577,998)          (443,912)         (368,338)
    Gain (loss) on sale of assets                                      (79,207)           432,623             7,092
    Gain on sale of investments                                              -             82,913                 -
                                                                --------------    ---------------    --------------

Income (loss) before income taxes                                     (180,889)         2,982,505         2,009,310

Income tax provision                                                   243,000          1,275,000          547,000
                                                                --------------    ---------------    -------------

Net (loss) income                                               $     (423,889)   $     1,707,505    $    1,462,310
                                                                ===============   ===============    ==============

Basic (losses) earnings per common share                             $    (.02)          $    .09    $          .08
                                                                     ==========          ========      ============

Diluted (losses) earnings per common share                           $    (.02)         $     .08    $          .07
                                                                     ==========           =======      ============





 The accompanying notes are an integral part of these consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1997, 1996 and 1995




                                                  COMMON STOCK                   NET UNREALIZED RETAINED EARNINGS    TOTAL
                                   NUMBER OF        $.01 PAR       ADDITIONAL    GAINS (LOSSES)    (DEFICIT)     STOCKHOLDERS'
                                     SHARES          VALUE      PAID IN CAPITAL  ON INVESTMENTS                      EQUITY

Balance at December 31, 1994          18,662,605    $  1,866,260    $  6,191,110  $      (8,179)  $  (2,200,369)   $   5,848,822

Change in net unrealized gains                 -               -               -          75,225               -          75,225

Net income                                     -               -               -              -        1,462,310       1,462,310
                                     ------------  -------------    ------------  --------------   ------------     ------------

Balance at December 31, 1995          18,662,605       1,866,260       6,191,110          67,046       (738,059)       7,386,357

Issuance of stock for acquisitions     2,233,946         223,395       6,306,605               -               -       6,530,000

Stock options exercised, including
   tax benefit of $114,134               132,083          13,208         172,722               -               -         185,930

Extension of warrants                          -               -         240,000               -               -         240,000

Change in unrealized gains                     -               -               -        (67,046)               -        (67,046)

Net income                                        -               -               -             -      1,707,505       1,707,505
                                     ------------  -------------    ------------  --------------   ------------     ------------

Balance at December 31, 1996          21,028,634       2,102,863      12,910,437                -        969,446      15,982,746


Conversion of 8.5% Convertible
Debentures                               200,000          20,000         260,000                -               -        280,000

Stock options exercised, including
   tax benefit of $33,000                 57,915           5,792          60,765                -                 -       66,557

Net loss                                        -               -                -              -      (423,889)       (423,889)
                                     ------------  -------------    ------------  --------------   ------------     ------------

Balance at December 31, 1997          21,286,549    $  2,128,655    $ 13,231,202  $           -    $      545,557   $  15,905,414
                                     ===========   =============    ============  ==============   ==============   =============




 The accompanying notes are an integral part of these consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996 and 1995

                                                                       1997               1996             1995
                                                                       ----               ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)                                                $    (423,889)    $    1,707,505    $    1,462,310

    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                 3,698,558          2,555,863         2,505,103
       Deferred income taxes                                           168,000             36,000           323,000
       Non cash interest expense                                             -                  -            80,823
       Goodwill write-off                                              436,000                  -                 -
       Impairment of property                                          202,121                  -                 -
       Provision for closure and post closure costs                    260,679            275,489           620,472
       Provision for doubtful accounts                                 298,699            163,129            28,400
       Gain on sale of investments                                           -            (82,913)                -
       Amortization of discount                                        (18,600)           (18,000)                -
       (Gain) loss on sale of assets                                    79,207           (432,623)          (7,092)
       Changes in assets and liabilities:
          Accounts receivable                                         (534,632)          (686,534)          112,861
          Income tax                                                (1,083,196)           550,682            59,318
          Prepaid expenses                                             (32,693)           (93,437)         (62,238)
          Other assets                                                       -             54,919                 -
          Accounts payable and accrued liabilities                    (720,288)           417,859          (95,029)
          Deferred revenue                                            (123,376)           192,090         (123,012)
                                                                 --------------    --------------    -------------

Net cash provided by operating activities                            2,206,590          4,640,029       4,904,916
                                                                 --------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the sale of limited partnership                         -               656,920                 -
    Proceeds from sale of investments                                  100,272            701,402                 -
    Cash paid for business acquisitions                             (1,379,224)        (2,420,228)                -
    Purchases of property and equipment                             (3,972,117)        (3,613,967)      (1,820,033)
    Proceeds from the sale of equipment                                379,248             57,000           19,670
    Purchase of investments                                                  -                  -         (313,445)
    Proceeds from sale of business                                     204,761                  -                 -
                                                                 -------------     --------------    --------------

Net cash used in investing activities                               (4,667,060)        (4,618,873)      (2,113,808)
                                                                 -------------     --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                             33,557             71,795                -
    Proceeds from debt issuance                                      5,187,000                  -                -
    Payment of debt, capital lease obligations,
       and accrued royalties                                        (5,079,364)        (1,020,343)        (439,047)
                                                                 --------------    ---------------   --------------


Net cash provided by (used in) financing activities                    141,193           (948,548)        (439,047)
                                                                 -----------       ---------------   --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (2,319,277)          (927,392)       2,352,061
    Cash and cash equivalents, beginning of year                     3,058,067          3,985,459        1,633,398
                                                                 ------------      --------------    ------------------
    Cash and cash equivalents, end of year                       $     738,790     $    3,058,067    $   3,985,459
                                                                 =============      ==============   ==================
Note:  See Note 15 for supplemental cash flow information.


 The accompanying notes are an integral part of these consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

          GeoWaste Incorporated (the "Company") is in the business of owning, operating and acquiring non-hazardous, solid waste collection, transportation and transfer companies and disposal facilities. The Company operates a landfill in southern Georgia, collection companies in southern Georgia and northern Florida, a transfer station in northern Florida and a sweeping company in northern Florida. The Company also sells recyclable paper and rents and services portable toilets. The Company's customers include governments, commercial entities and residences located in the southeastern United States.

REVENUE RECOGNITION

          Collection revenues are recognized as services are performed. Certain commercial and residential customers are billed in advance, and these revenues are deferred until recorded as income in the period in which the related service is rendered. Disposal and transfer revenues are recognized with the performance of the service. Sales of recyclable paper are recognized upon delivery of the product. No customer accounted for more than 10% of the Company's revenue in 1997. One customer accounted for approximately 14% and 21% of the Company's revenue in 1996 and 1995, respectively.

PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Uintah Basin Limited Partnership, a former majority-owned subsidiary, was sold during 1996 and the Company recognized a gain of $432,623.

CASH AND CASH EQUIVALENTS

          Cash equivalents consist of money market funds primarily invested in short-term debt securities and other highly liquid investments with maturities of three months or less from the date they were purchased. These securities are stated at cost which approximates market value.

PROPERTY AND EQUIPMENT

          Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives, ranging from 5 to 10 years for buildings and improvements and 2 to 8 years for vehicles and equipment, using the straight-line method.

          The disposal site is carried at cost. To the extent cost exceeds estimated net realizable value upon closure of the disposal site, such excess is amortized over the estimated life of the disposal site based on the ratio of tons of solid waste placed in the landfill over the estimated total capacity of the disposal site. Disposal site improvements are capitalized and charged to operations based on the estimated remaining capacity of the site; operating costs are expensed as incurred. Statement of Financial Accounting Standards No. 121 is applied to the Company's sole solid waste disposal facility by considering historical, current and forecasted operating results. Due to the relationship of the landfill's operating costs to current and forecasted landfill revenues and the resulting operating margins, the Company has not experienced a situation where the landfill costs are not recoverable.

          Depreciation expense for property and equipment was approximately $3,345,000, $2,411,000, and $2,418,000, for the years ended December 31, 1997,
1996, and 1995, respectively.

CAPITALIZED INTEREST

          Interest is capitalized on construction of Company's landfill during the periods of construction. For the year ended December 31, 1997, total interest costs capitalized was $93,000. No interest was capitalized in 1996 or 1995 due to immateriality.

COST IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES AND OTHER INTANGIBLES

          The cost in excess of net assets of acquired businesses is being amortized on a straight-line basis over forty years. The carrying value of intangible assets is periodically reviewed for impairment by the Company based on the expected future undiscounted cash flows of the related business unit. (See Notes 11 and 17.) Other intangibles include non-compete agreements and customer lists and are being amortized on a straight line basis over five years.

INVESTMENTS

          The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Investments are classified as available-for-sale or held-to-maturity as applicable. Available-for-sale securities are recorded at fair value and held-to-maturity investments are recorded at amortized cost. Amortized cost is adjusted for amortization of discount to maturity. Such amortization is included in other income. Realized gains and losses are included in other income and are determined on the specific identification basis.

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

EARNINGS (LOSSES) PER COMMON SHARE

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128). SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. All earnings (losses) per share and related weighted average shares outstanding have been restated.

          Basic earnings (losses) per common share are computed by dividing net income (losses) by the weighted average number of common shares outstanding for the period. Diluted earnings (losses) per common share reflect the maximum dilution that would have resulted from the exercise of common stock equivalents which consists of stock options and warrants (see Note 8) and convertible debentures (see Note 5). Diluted earnings (losses) per common share are computed by dividing net income (losses), after adding back the after-tax interest on the convertible debentures, by the weighted average number of common shares and all dilutive securities. Diluted earnings (losses) per common share does not consider the conversion of any common stock equivalents that would have an antidilutive effect on diluted earnings (losses) per share.

USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (such as allowance for doubtful accounts, depreciation lives, costs in excess of net assets of acquired businesses, and closure and post closure reserves) and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

LONG-LIVED ASSETS

          In 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 also requires losses to be accrued, if any, on long-lived assets to be disposed. See Notes 11 and 17 for impairment losses recognized in 1997. There were no impairment losses recognized in 1996.

ENVIRONMENTAL COSTS

          The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. No accruals were necessary for the years ended December 31, 1997, 1996 or 1995.

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

          While the precise amount of these future obligations cannot be determined, it is estimated that the total cost for final closure and post-closure will approximate $3,600,000 when the landfill reaches its capacity. These amounts are based on estimates obtained from an independent engineering firm. Amounts accrued for closure and post-closure costs are $2,047,815 and $1,787,136 as of December 31, 1997 and 1996, respectively, and are accrued based on capacity used. The liability is not present valued, however the Company uses a 3% inflation factor when estimating the ultimate costs of closure and post closure costs. Actual, ultimate costs could materially differ from these estimates.

          In February 1996 and February 1998 the Company was granted modifications to its permit for the Company's landfill by the Georgia Environmental Protection Division which increased the total capacity of the landfill by approximately 1,500,000 and 1,100,000 tons of solid waste, respectively. As a result of the modification to the Company's permit in 1998, the Company received new estimates of the final closure and post closure costs. It is estimated that total costs will approximate $8,700,000. As a result of the 1996 capacity increase, the estimated amortization rate of the disposal site and the estimated accrual rate of closure and post closure reserves have been adjusted. The 1996 net income and earnings per share were $430,000 and $0.02 higher as a result of this change in estimate. The pro forma effect of the 1998 modification and new cost estimates on 1997 net loss and losses per share is an additional loss of $36,000 and no change in the losses per share.

3.   ACQUISITIONS

          During 1997 and 1996, the Company acquired the entities described below, which were accounted for by the purchase method of accounting.

          (a) In January 1997, the Company acquired the waste related assets of Air Sweep-A-Lot, Inc. ("ASAL") a solid waste collection and sweeping company located in Valdosta, Georgia. The total purchase price of approximately $1,028,000 consisted of cash in the amount of $200,000, acquisition costs of $19,000, assumption of debt in the amount of $487,000 and the issuance of an 8% promissory note with a principal amount of $322,000 to the sellers of ASAL. The value of the non-competition agreement assigned to this transaction was $85,000 and is being amortized over 5 years. The excess of the purchase price over the net assets acquired of approximately $367,000 is being amortized over forty years. The operations of ASAL are not material to the Company's consolidated operations.

          (b) In November 1997, the Company purchased the assets of T.F. Mitchell & Sons, Inc. d/b/a Mitchell Refuse ("Mitchell"), located in Cordele, Georgia. The total purchase price of $1,519,000 consisted of cash in the amount of $1,000,000, a payable of $306,000 due in February 1998, acquisition costs of $19,000, and assumption of $194,000 in debt. The payable was paid in February 1998 and is classified as accounts payable to a related party in the accompanying balance sheet. A value of $150,000 was assigned to Mitchell's customer lists and $100,000 to the non-competition agreement associated with this transaction. The value of both the customer lists and the non-competition agreement are being amortized over five years. The excess of the purchase price over the assets acquired of approximately $672,000 is being amortized over forty years. The operations of Mitchell are not material to the Company's consolidated operations.

          (c) In March 1996, the Company acquired all of the outstanding shares of North Florida Sweeping, Inc. ("NFS"), a street sweeping and solid waste rolloff collection company located in Jacksonville, Florida. The consideration given of $1,732,000 consisted of $280,000 of common stock (233,946 shares of the Company's stock valued at $1.197 per share), cash of $350,000, assumption of NFS liabilities in the amount of $862,000 and 75,000 common stock warrants that are exercisable at $1.25 per share. The Company also extended the exercise date for 2,000,000 warrants issued pursuant to a certain warrant agreement with a related party, to February 2, 1998 as consideration for investment advisory services provided to the Company in connection with the purchase of NFS. The Company assigned a value of $240,000 to this modification in accordance with Statement of Financial Accounting Standards No. 123, "Accounting For Stock Based Compensation" (SFAS 123). The excess of the purchase price over the fair value of the assets acquired was approximately $597,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over forty years. (See Note 11 for recission of purchase.)

          (d) In August 1996, the Company acquired all of the outstanding shares of Spectrum Group, Inc. (d/b/a United Sanitation), a collection recycling and transfer company located in Ocala, Florida. The purchase price of $11,592,000 was comprised of 2,000,000 shares of common stock valued at $3.125 per share, cash of $954,000, acquisition costs of $680,000 and assumption of liabilities of $3,708,000. The excess of the purchase price over the fair value of assets acquired was approximately $8,217,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over forty years.

          (e) In August 1996, the Company acquired certain equipment and accounts receivable of Standard Disposal Service of Florida, Inc., a collection company located in Marion County, Florida, for $1,296,000. The purchase price consisted of $720,000 cash and assumption of $576,000 of debt. The excess of the purchase price over the fair value of assets acquired was $732,000, which is being amortized over forty years.

          The Company also had other acquisitions during 1996 which were not significant.

          The purchase prices of all of the Company's acquisitions have been allocated to the assets purchased and the liabilities assumed based upon the fair values on the dates of acquisition, as follows:


                                            1997                    1996
                                            ----                    ----
     Current assets                  $              -        $        910,000
     Property and equipment                 1,172,000               4,143,000
     Other assets                                   -                   8,000
     Goodwill and intangibles               1,374,000               9,676,000
     Current liabilities                            -              (1,217,000)
     Long-term liabilities                   (681,000)             (3,930,000)
                                     -----------------       -----------------
                                     $      1,865,000        $      9,590,000
                                     ================        ================


          The operating results of these business acquisitions have been included in the consolidated statements of operations from the dates of acquisition.

          The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the acquired businesses as if the acquisitions had occurred at the beginning of the year preceding the year of acquisition.

                                                      1997            1996             1995
                                                      ----            ----             ----
     Net sales                                $  20,652,433    $  20,386,000    $  16,272,000
     Net income (loss)                             (293,000)       1,745,000        1,388,000
     Earnings (losses) per common share       $       (0.01)   $         .09    $         .07


          These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of a step-up in the basis of fixed assets, additional amortization expense for goodwill, decrease in disposal charges for disposing waste at the Company's landfill and increase in officers' salaries of the acquired business that have become employees of the Company. These unaudited pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of the year preceding the year of acquisition.

4.   SALE OF ASSETS

          In June 1997, the Company sold its lawn care and certain of its sweeping businesses in Florida to Sweeping Corp. of America. The assets sold included selected lawn care and parking lot sweeping equipment together with contracts obtained since April 1996 with the Florida Department of Transportation for highway sweeping and lawn edging in Dade, Leon, Holmes, Washington, Jackson, Bay, Gulf, Calhoon, Escambia and Santa Rosa counties. All of these contracts involved work being performed in geographically dispersed locations, which were remote to the Company's existing service areas of South/Central Georgia, Northeast Florida and North Central Florida and which the Company believed had limited market share growth opportunities in the near future. The aggregate sale price was $210,000 and resulted in a gain of approximately $120,000 which is included in gain on sale of assets in the accompanying consolidated statements of operations.


5.       LONG-TERM DEBT

         Long-term debt at December 31, 1997 and 1996 consists of the following:

                                                                                 1997                  1996
                                                                                 ----                  ----

         Note payable to bank under $5 million revolving credit
         facility, due October 2000                                         $    4,800,000      $        -

         8.5% convertible subordinated debentures, due 1997                          -             3,884,265

         Notes payable to banks at fixed interest rates ranging from 8.5% to
         10.5% and variable interest rates ranging from prime to prime plus
         2.09% (weighted average interest rate of 9.1% as of December 31, 1997)
         through 2010 collateralized by vehicle, equipment and other
         assets                                                                  1,600,719         1,248,838

         Uncollateralized notes payable to individuals at fixed interest rates ranging from 8% to 9% (weighted
         average interest rate of 8.5%) through 2005                             1,417,169         1,209,394

         Notes payable to finance institutions at fixed interest rates ranging from 8% to 13.4% and variable interest rates ranging from prime plus
         1.5% to prime plus 2% (weighted average interest rate of 9.4%) through
         2003, collateralized  by equipment                                      1,593,130           671,801

         Capitalized lease obligations at fixed interest rates ranging from 8%
         to 10.5% (weighted average interest rate of 8.5%) through 2001, collateralized by equipment
         and vehicles                                                              410,875           102,735

         Other notes payable                                                        50,941            78,228
                                                                            --------------      ---------------
                                                                                 9,872,834          7,195,261

         Less current portion                                                   (1,341,439)        (4,672,950)
                                                                            ---------------     ----------------
                                                                            $    8,531,395      $   2,522,311
                                                                            ==============      ===============

          Aggregate maturities of long-term debt including capital leases at December 31, 1997 were as follows:

        YEAR ENDING
        DECEMBER 31
        1998                         $         1,341,439
        1999                                   1,037,141
        2000                                   5,672,078
        2001                                     569,728
        2002                                     411,192
        Thereafter                               841,256
                                           --------------
                                     $         9,872,834
                                           ==============

          The Company's 8.5% convertible subordinated debentures (the "Debentures"), which were convertible into shares of common stock at $1.40 per share, matured in March 1997, at which time the Company and the holder of the Debentures mutually agreed to extend the due date of the Debentures to September 1997. In March 1997, the holder of the Debentures also converted $280,000 of the Debentures into 200,000 shares of common stock. In October 1997, the Company repaid the remaining $3,604,265 of principal and accrued interest on the Debentures from borrowings under the revolving credit facility discussed below.

          On October 9, 1997, the Company entered into a $5 million revolving credit facility (the "Credit Facility") with BankBoston, N.A. (the "Bank") and borrowed $4.8 million under the Credit Facility to repay the principal and accrued interest on the Debentures and to finance the cash portion of the purchase price for Mitchell. Borrowings under the Credit Facility may be used for working capital, refinancing of outstanding debt, capital expenditures and other general corporate purposes. Interest on borrowings under the Credit Facility is payable at a rate of one-quarter of one percent plus the higher of
(i) the Bank's base rate or (ii) one percent above the overnight federal funds effective rate, as published by the Board of Governors of the Federal Reserve System, as in effect from time to time. The interest rate at December 31, 1997 was 8.75%. Borrowings under the Credit Facility mature on October 9, 2000 and are collateralized by the stock of the Company's subsidiaries. Under the terms of the Credit Facility, the Company is prohibited from paying cash dividends on its Common Stock and the Company must maintain certain financial covenants on a quarterly basis of which the most significant is the interest coverage ratio. The financial covenant relating to the interest coverage ratio with which the Company must comply requires the Company not to allow its interest coverage ratio to be less than 2.25 to 1 through September 30, 1998 or less than 2.50 to 1 thereafter.


6.       ACCRUED ROYALTIES

          Royalty obligations, payable to the former stockholder of an acquired company, amounted to $730,922 and $962,061 at December 31, 1997 and 1996, respectively. The Company has estimated $231,139 and $245,530 will be paid in 1998 and 1997 respectively, and accordingly has classified these amounts as a current liability. The Company pays the former stockholder $1 per ton of waste disposed in the Company's landfill.


7.       EARNINGS (LOSSES) PER SHARE

          The following is the reconciliation of the numerator and denominator of the basic and diluted earnings (losses) per share for the years ended December 31, 1997, 1996 and 1995:

                                                               Income            Shares          Per-Share
         1997                                                (NUMERATOR)      (DENOMINATOR)       AMOUNTS
         ----                                                -----------      -------------       -------

         BASIC LOSSES PER SHARE
         Losses available to
         common stockholders                                $    (423,889)        21,246,779     $(0.02)
                                                            =============         ==========     ======

         EFFECT OF DILUTIVE SECURITIES                              -                   -           -

         DILUTED LOSSES PER SHARE
         Losses available to common stockholders
         and assumed conversions                            $    (423,889)        21,246,779     $(0.02)
                                                            ==============        ==========     =======

         Options and warrants to purchase 3,318,054 shares of common stock at prices ranging from $.50 to $3.50 were outstanding during 1997 but were not included in the computation of diluted losses per share. The Company also had convertible subordinated debentures outstanding of $3,604,265 for the first three quarters of 1997 which was convertible into shares of common stock at $1.40 per share. All of the above securities were not included in diluted losses per share due to cumulative losses by the Company in 1997.

                                                               Income            Shares          Per-Share
         1996                                                (NUMERATOR)      (DENOMINATOR)       AMOUNTS
         ----                                                -----------      -------------       -------

         BASIC EARNINGS PER SHARE
         Income available to
         common stockholders                               $     1,707,505        19,659,044     $    0.09
                                                           ===============        ==========     =========

         EFFECT OF DILUTIVE SECURITIES
         Options and warrants                                            -         2,180,439
         8.5% Convertible subordinated debentures                  214,606         2,774,475
                                                               ------------      -----------

         DILUTED EARNINGS PER SHARE
         Income available to common stockholders
         and assumed conversions                           $     1,922,111        24,613,958     $    0.08
                                                           ===============   ===============     =========

          Option to purchase 200,000 shares of common stock at prices ranging from $2.75 to $3.50 were outstanding during the last three quarters of 1996 but were not included in the computation of diluted earnings per share since the exercise price was greater than the average stock price during 1996.

                                                               Income            Shares          Per-Share
         1995                                                (NUMERATOR)      (DENOMINATOR)       AMOUNTS
         ----                                                -----------      -------------       -------

         BASIC EARNINGS PER SHARE
         Income available to
         common stockholders                               $     1,462,310        18,662,505     $    0.08
                                                           ===============        ==========     =========

         EFFECT OF DILUTIVE SECURITIES
         Options and warrants                                            -         1,130,882

         DILUTED EARNINGS PER SHARE
         Income available to common stockholders
         and assumed conversions                           $     1,462,310        19,793,387     $    0.07
                                                           ===============   ===============     =========

          Options to purchase 61,500 shares of common stock at a price of $1.19 were outstanding during the last quarter of 1995 but were not included in the computation of diluted earnings per share since the exercise price was greater than the average stock price during 1995. The Company also had convertible subordinated debentures outstanding of $3,884,265 during 1995 which is convertible into shares of common stock of the Company at $1.40 per share. These securities were not included in diluted earnings per share as they were considered antidilutive.


8.   MANAGEMENT OPTIONS AND COMMON STOCK WARRANTS

          In 1991, the Company granted to certain key management options to acquire an aggregate of 1,854,945 shares of common stock at a purchase prices ranging from $.50 to $1.37 per share. The Company has also adopted two Stock Option Plans, which provided for the granting of a total of 1,803,000 shares to key employees. All options must be exercised on or prior to the tenth anniversary of the grant. The options vest to key management and employees over a three year period based upon length of service with the Company.

          A summary of the status of the Company's options outstanding as of December 31, 1997, 1996 and 1995 and changes during the periods ended on those dates are presented below:

                                        1997                         1996                         1995
                            -----------------------------  -------------------------    -----------------------
                                             Weighted-                    Weighted-                   Weighted-
                                              Average                      Average                     Average
                                Shares        Exercise       Shares       Exercise        Shares       Exercise
                               (IN 000)        PRICE        (IN 000)        PRICE        (IN 000)       PRICE
                               --------       -------       --------       -------       --------      ------

Outstanding at
     beginning of period         1,171        $ 1.32         1,597          $0.53         1,535          $0.50
   Granted                         325          1.81           465           2.51            62           1.19
   Exercised                        58           .58           132           0.54             -              -
   Cancelled                       120          1.58           759           0.50             -              -
                              --------                   ---------                    ---------
Outstanding at
     end of period               1,318        $ 1.38         1,171       $  1.32          1,597        $  0.53
                               =======        ======      ========       ========        ======        =======

Options exercisable
     at end of period              916        $ 0.97           789        $  0.73          753        $  0.52
                              ========        ======      ========        =======     =========       =======


          The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                        OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                            Weighted-         Weighted                              Weighted
                                            Remaining          Average                               Average
      Range of              Shares         Contractual        Exercise              Shares          Exercise
   EXERCISE PRICE          (IN 000)            LIFE             PRICE              (IN 000)           PRICE
   --------------          --------           ------           -------             --------          ------
$.50                           605         3.5 years           $  0.50               605          $  0.50
$1.19 to 1.75                   39         8.0 years              1.30                36             1.27
$1.81 to $2.13                 474         9.0 years              1.92               275             1.96
$2.75                          200         8.5 years              2.75                 -                -
                            ------         ---------           -------               -----         -------
Total                        1,318         6.5 years           $  1.38               916          $  0.97
                             =====         =========           =======               ====         ========

          The Company applies APB Opinion 25 and related interpretations in accounting for the stock option plans. Accordingly, no compensation cost has been recognized for the two stock option plans. Had compensation cost been determined based on the estimated fair value at the grant dates for awards under those plans since January 1, 1995, consistent with the method of SFAS 123, the Company's net income (loss) and earnings (losses) per share for the years ended December 31, 1997, 1996 and 1995 would have been the pro forma amounts indicated below:

                                                              1997                   1996               1995
                                                              ----                   ----               ----
                  Net income (loss):
                     As reported                       $      (423,889)      $      1,707,505      $      1,462,310
                     Pro forma                         $      (457,372)      $      1,465,472      $      1,449,431
                  Earnings (losses) per share:
                     As reported                       $          (.02)      $            .09      $            .08
                     Pro forma                         $          (.02)      $            .07      $            .08

         For purposes of computing the pro forma amounts above, the Black-Scholes option-pricing model was used with the following assumptions:

                                                              1997                   1996               1995
                                                              ----                   ----               ----

                  Estimated lives of plan options         4-7 years               2-5 years            3 years
                  Risk-free interest rates                5.87% - 5.99%              6.0%               5.38%
                  Expected volatility                          76%                    80%                80%
                  Dividend yield                              None                   None               None

          The weighted-average estimated fair value of options granted during 1997, 1996 and 1995 was $1.17, $1.12 and $0.65, respectively.

          There are options 400,000 granted to an executive pursuant to which the Company will pay he execise price of $200,000 to the executive in the event options are exercised.

          In addition, the Company has issued warrants to acquire up to 2,000,000 shares of the Company's common stock at $.55 per share through February 1998 to a related party for investment advisory services rendered to the Company. In November 1997, the Company extended these warrants to February 1999 at an exercise price of $0.61 per share. No expense was recognized as a result of this extension. These warrants are subject to anti-dilution rights and are adjustable for stock splits, stock dividends and similar events.

9.       LEASES

          The Company leases its office facilities and certain equipment under various operating lease agreements some of which contain renewal options. Future minimum commitments at December 31, 1997 under various noncancelable operating leases are as follows:

         YEAR ENDING
         DECEMBER 31
         1998                                     $      574,197
         1999                                            485,010
         2000                                            444,062
         2001                                            429,945
         2002                                            267,308
         Thereafter                                    2,850,323
                                                  --------------
         Total minimum lease payments             $    5,050,845
                                                  ==============

          Rental expense for all operating leases amounted to $663,427, $452,881 and $243,359 for the years ended December 31, 1997, 1996 and 1995, respectively.


10.      INVESTMENTS

          The Company holds a surety bond for the closure/post closure care costs which required a collateral deposit of $200,000 and $300,000 as of December 31, 1997 and 1996, respectively.

          Investments at December 31, 1997 and 1996 consists of the following:

                                                            1997                           1996
                                                  -------------------------    --------------------------
                                                   AMORTIZED                      AMORTIZED
                                                     COST      FAIR VALUE           COST       FAIR VALUE

         Available-for-sale investments
             U.S. Government securities          $  236,328    $    236,328     $            -    $-
                                                 ==========    ============     ==============    ======


         Held-to-maturity investments
             U.S. Government securities          $  -          $     -          $  318,000       $271,560
                                                 ======        =========        ==========       ========

          The U.S. Government securities held at December 31, 1997 and 1996 mature in 2016. These investments were classified as held to maturity at December 31, 1996. However, during 1997 the Company received a refund from the surety company reducing the amount of collateral deposit required. As a result, the remaining investments were transferred to available for sale during 1997. The amortized cost of the investments sold and transferred was $100,272 and $236,328, respectively. Proceeds from the sale of investments was $100,272.

          Gross realized gains from the sale of securities classified as available for sale for the years ended December 31, 1996, and 1995 were $82,913 and $12,149, respectively. Gross realized gains for the year ended December 31, 1997 were immaterial.


11.      UNUSUAL CHARGES

          In March 1996 the Company acquired all of the capital stock of NFS, a street sweeping and roll-off collection company based in Jacksonville, Florida. On December 31, 1996, the Company filed suit in the United States District Court for the Middle District of Florida, Jacksonville Division (the "Court"), against the former shareholders of NFS seeking recission, abrogation and annulment of the transaction and damages.

          During the second quarter of 1997 the Company conducted a review of certain operating practices of NFS and determined that NFS: (i) had not fully complied with the performance specifications of its highway and street sweeping contracts; (ii) had not fully conformed with all applicable requirements in its disposal of street sweepings; and (iii) is required to continue to perform under the terms of the highway and street sweeping contracts until their expirations. In response to these findings the Company implemented certain remedial actions with respect to the operations of NFS, including additional, and in some instances multiple, re-sweeps in order to meet the performance standards of the contracts and rectification of NFS's waste disposal practices.

          As a result of the remedial actions taken with respect to the operations of NFS the Company: (a) estimated and accrued the losses on the sweeping contracts; and (b) in accordance with Statement of Financial Accounting Standard No. 121 - "Accounting for The Impairment of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of", concluded that the goodwill associated with the NFS acquisition is not recoverable. Accordingly, the Company took a charge of $436,000 to earnings.

          Additionally, during the first quarter of 1997, the Company and the City of St. Augustine, Florida mutually agreed to terminate the existing transfer, transportation and disposal agreement. In connection with such termination the Company has agreed to transport and dispose of the solid waste generated from the City of St. Augustine through October 31, 1997. The Company is no longer required, however, to construct a permanent transfer station and accordingly, wrote-off certain design and permitting costs which had been previously deferred.

          All of the above asset write-offs and expenses have been classified as "Unusual Charges" in the 1997 Consolidated Statement of Operations, and are summarized as follows:



Additional sweeping costs paid                                  $   68,000

Legal and consulting expenses                                      282,000

Accrued Loss on sweeping contracts                                  96,000

Write-off of NFS goodwill                                          436,000

Write-down of NFS real estate                                      110,000

Write-off of transfer station development costs                     91,000
                                                            --------------

Total                                                          $ 1,083,000
                                                                ==========


          The Company settled the suit with the former shareholders of NFS on October 9, 1997. Pursuant to the settlement, on October 14, 1997 the Court entered a judgment declaring the acquisition of NFS "to be completely abrogated and annulled, so as to never have had any force and effect whatsoever," including the merger of NFS and a subsidiary of the Company and the transfer of the capital stock of NFS to the Company. As part of the settlement, the Company received a $50,000 cash payment, retained the assets of NFS and canceled warrants to purchase 75,000 shares of the Company's common stock at an exercise price of $1.25 which were issued to the NFS shareholders in connection with the nullified transaction.


12.      INCOME TAXES

          The provision (benefit) for income taxes for 1997, 1996, and 1995 consists of the following:

                                  1997                     1996                 1995
                                  ----                     ----                 ----
 Current:
     Federal                 $     (100,000)     $      972,000      $       130,000
     State                          175,000             267,000               94,000
                             --------------      --------------      ---------------
                                     75,000           1,239,000              224,000
                             --------------      --------------      ---------------
 Deferred:
     Federal                        150,000              32,000              293,000
     State                           18,000               4,000               30,000
                             --------------      --------------      ---------------
                                    168,000              36,000              323,000
                             --------------      --------------      ---------------

 Income tax provision        $      243,000      $    1,275,000      $       547,000
                             ==============      ==============      ===============

          The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to income before taxes is attributable to the following:

                                              1997                      1996                       1995
                                 ---------------------------  -------------------------  ------------------------------
                                     AMOUNT      PERCENTAGE     AMOUNT       PERCENTAGE        AMOUNT        PERCENTAGE
Tax computed using federal
statutory rate                   $    (62,000)         (34)     $1,015,000          34      $  703,000            35

Utilization of operating
loss carryforward                           -                 -         -           -         (195,000)          (10)

State income taxes, net of
federal income tax effect              21,000           12         128,000           4          80,000             4

Other                                  61,000           33         132,000           5         (41,000)           (2)

Goodwill write off                    223,000          123             -           -                -            -
                                 ------------    ---------    ------------     --------     ----------     -----------
                                 $    243,000          134     $ 1,275,000          43      $  547,000            27
                                 ============    =========    ============     ========     ==========     ===========

         The components of deferred tax assets and liabilities, as of December
31, 1997 and 1996, were as follows:
                                                                                 1997                 1996
                                                                                 ----                 ----
Current deferred tax assets:
   Reserve for bad debts                                                     $     102,000         $    64,000
   Deferred revenue                                                                      -             157,000
   Other                                                                            38,000                    -
                                                                            --------------      ---------------
      Total current deferred tax assets                                            140,000              221,000
                                                                            ==============      ===============

Long-term net deferred tax (liabilities) assets:
   Depreciation                                                                   (980,000)            (912,000)
   Amortization of intangible assets                                              (382,000)            (283,000)
   State net operating loss carryforward                                           176,000               84,000
   Closure reserves                                                                395,000              361,000
                                                                            --------------      ---------------

          Total long-term net deferred tax liabilities                                          $      (791,000)   $       (750,000)
                                                                                                ================   =================

         The Company has recorded a current deferred tax asset of $140,000 for which realization is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

13. FINANCIAL INSTRUMENTS

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

          At December 31, 1997, in management's opinion, the Company had no significant concentration of credit risk.

          Fair values of financial instruments is as follows at December 31, 1997 and 1996:

                                                       CARRYING VALUE                        FAIR VALUE
                                               -------------------------------     --------------------------
                                                   1997               1996              1997           1996
                                               --------------   --------------     --------------   ---------
             Cash and cash equivalents          $   738,790      $  3,058,067       $   738,790    $3,058,067
             Convertible debentures             $     -          $  3,884,265       $      -       $5,910,000
             Other long-term debt               $ 9,461,959      $  3,208,261       $ 9,674,000    $2,469,000
             Accrued royalties                  $   730,922      $    962,061       $   592,000    $  771,000

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


14.      RELATED PARTY TRANSACTIONS

          During 1996, the Company became party to an operating lease of office and warehouse space with a company controlled by a director and an officer of the Company. The non-cancelable lease expires in 2016 and is adjusted for inflation on an annual basis. Management believes the rent paid for the office and warehouse space reasonably approximates fair market cost. The Company incurred rent expense of approximately $189,000 and $86,000 under this lease during 1997 and 1996, respectively.

15.      SUPPLEMENTAL CASH FLOW INFORMATION:


                                                                   1997               1996                1995
                                                                   ----               ----                ----

Cash paid for interest                                            $  589,000        $  434,000       $   202,000
Cash paid for taxes                                                1,113,000           557,000            62,000
Significant non-cash transactions:
   - Stock issued for acquired companies                              -              6,530,000                -
   - Debt assumed from acquired companies                          1,002,715         3,504,686                -
   - Payable to related party for acquisition                        306,037             -                    -
   - Extension of warrants to related party                            -               240,000                -
   - Deferred taxes established on acquired companies                                  466,000                -
   - Purchase of equipment financed by capital lease                 374,000              -               104,000
   - Purchase of vehicles and equipment financed by
      notes payable                                                1,263,000           265,000                 -
   - Capital expenditures included in year-end accounts
      payable but not yet paid                                       171,000           285,000                 -
   - Conversion of convertible subordinated debentures               280,000              -                    -
   - Accrued debt issue cost                                          50,000              -                    -

16.      COMMITMENTS

          The Company has entered into employment agreements with certain of its executive officers. The agreements contain non-compete clauses ranging from one to five years after termination of the executive's employment. In consideration for these clauses, the Company has agreed to pay severance pay based on various formulas and for certain individuals, to pay premiums for the continuation of health insurance coverage for four months following termination.


17.      SUBSEQUENT EVENTS

          During the last quarter of 1997, the Company entered into negotiations to sell its street sweeping and certain of its rolloff collection assets. During March 1998 an agreement was finalized with an aggregate sales price of approximately $709,000 resulting in a loss of approximately $100,000. Accordingly, in accordance with SFAS 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of" the Company has accrued $100,000 to write down the assets to be disposed of to fair value at December 31, 1997.


18.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                             MARCH 31            JUNE 30          SEPTEMBER 30        DECEMBER 31
                                             --------            -------          ------------        -----------
1997

Net revenues                               $   4,877,556      $   4,844,636       $   4,914,420       $   4,760,160
Income (loss) from operations                   (375,742)           164,015             581,626              96,232
Net (loss) income                               (507,517)            45,346             214,854            (176,572)
Net (loss) income per share                $       (0.02)     $        0.00       $        0.01       $       (0.01)

1996

Net revenues                               $   2,256,873      $   2,981,818       $   3,776,099       $   4,687,918
Income from operations                           754,725            842,390             771,021             342,284
Net income                                       427,041            573,284             477,063             230,117
Net income per share                       $        0.02      $        0.03       $        0.03       $        0.01

19.      NEW PRONOUNCEMENTS

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


                     GEOWASTE INCORPORATED AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                            Additions
                                          Balance at       Charged To
                                         Beginning of       Costs and        Deductions         Other          Balance At
             DESCRIPTION                     YEAR           EXPENSES            (1)              (2)          END OF YEAR
             -----------                     ----           --------           -----            -----         -----------

Year ended December 31, 1997:
     Allowance for doubtful
     accounts deducted from
     asset account                        $174,000          $299,000       $(204,000)      $         0         $269,000
                                          ========          =========      ==========      ===========         =========

Year ended December 31, 1996:
     Allowance for doubtful
     accounts deducted from
     asset account (3)                     $17,897          $163,129        $(31,026)          $24,000         $174,000
                                           =======          ==========     ==========       ===========        ==========

Year ended December 31, 1995:
     Allowance for doubtful
     accounts deducted from
     asset account                          $16,356          $28,400        $(26,859)       $         0          $17,897
                                           =======          ==========      ==========     =============        ==========

---------------------

(1) Uncollectible accounts written off, net of recoveries.
(2) Acquired from United Sanitation in acquisition.
(3) The year ended December 31, 1996 information has been restated to reflect actual additions charged to cost and expenses.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized in Jacksonville, Florida on the 30th day of March, 1998.

                                GEOWASTE INCORPORATED


                                By: /S/AMY C. MACF. BURBOTT
                                       Amy C. MacF. Burbott
                                       President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                            TITLE                         DATE


/S/ AMY C. MACF. BURBOTT       President, Chief Executive     March 30, 1998
------------------------       Officer & Director
Amy C. MacF. Burbott          (Principal Executive Officer)

/S/ HARVE A. FERRILL           Chairman of the Board          March 30, 1998
------------------------
Harve A. Ferrill

/S/ RAYMOND F. CHASE            Vice President, Chief         March 30, 1998
-------------------------       Financial Officer,
Raymond F. Chase                Treasurer & Secretary
                                (Principal Accounting and
                                Financial Officer)

/S/ STEVEN M. ENGEL             Director                      March 30, 1998
-------------------------
Steven M. Engel

/S/ MICHAEL D. PAGLIA           Vice President & Director     March 30, 1998
-------------------------
Michael D. Paglia

/S/ WALTER H. BARANDIARAN       Director                       March 30, 1998
--------------------------
Walter H. Barandiaran

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION

2.1 Asset Purchase Agreement dated January 10, 1997 by and among GeoWaste of GA, Inc., Air-Sweep-A-Lot, Inc., Todd Griffin and Tim Griffin.

2.2 Asset Purchase Agreement dated November 7, 1997 by and among GeoWaste of GA, Inc., T.F. Mitchell & Sons, Inc. and Stephen F. Mitchell.

3.1 Certificate of Incorporation of GeoWaste Incorporated, as amended and restated (Incorporated by reference from Exhibit A to the Proxy filed November 25, 1991 (File No. 0-9278)).

3.2       Bylaws of GeoWaste Incorporated, as amended.

3.3 Amendment to Amended and Restated Certificate of Incorporation of GeoWaste Incorporated (Incorporated by reference from Exhibit 3.4 to the Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-9278)).

4.1 Registration Rights Agreement, dated August 2, 1991, by and between GeoWaste Incorporated and each of the entities listed on Exhibit A thereto (Incorporated by reference from Exhibit 4(D) to the Current Report on Form 8-K filed August 19, 1991 (File No. 0-9278)).

4.2 First Escrow Agreement, dated August 2, 1991, by and between GeoWaste Incorporated, Frederick J. Iseman, James Swistock, Matthew Fulton, Brian Russell, James R. Jones, Paul Thomas Cohen, William vanden Heuvel, Balis & Zorn, Inc. and IBJ Schroder Bank & Trust Company (Incorporated by reference from Exhibit 4(B) to the Current Report on Form 8-K filed August 19, 1991 (File No. 0-9278)).

4.3 Second Escrow Agreement, dated August 2, 1991, by and between GeoWaste Incorporated, the parties listed on Schedule A thereto, Kurt Wilkening and IBJ Schroder Bank & Trust Company (Incorporated by reference from
          Exhibit 4(C) to the Current Report on Form 8-K filed August 19, 1991 (File No. 0-9278)).

4.4 Equivest First Convertible Debt Exchange Agreement, dated August 2, 1991, by and between GeoWaste Incorporated the parties listed on Schedule A thereto (Incorporated by reference from Exhibit 2(B) to the Current Report on Form 8-K filed August 19, 1991 (File No. 0-9278)).

4.5 Equivest Second Convertible Debt Exchange Agreement, dated August 2, 1991, by and between GeoWaste Incorporated the parties listed on Schedule A thereto (Incorporated by reference from Exhibit 2(C) to the Current Report on Form 8-K filed August 19, 1991 (File No. 0-9278)).

4.6 Stockholders' Agreement, dated August 2, 1991, by and between GeoWaste Incorporated, Advance Ross Corporation, Allen & Company Incorporated, Frederick J. Iseman, Harve Ferrill, Gian Caterine, Kurt Wilkening, their persons or entities listed on Schedule A thereto and the persons or entities listed on Schedule B thereto (Incorporated by reference from Exhibit 4(A) to the Current Report on Form 8-K filed August 19, 1991 (File No. 0-9278)).

4.7 Voting Agreement, dated March 5,1992, by and between GeoWaste Incorporated, the Delaware State Employees' Retirement Fund and the Trust for Defined Benefit Plan of ICI American Holdings Inc., Frederick J. Iseman, Gian Caterine, Amy C. MacF. Burbott, Harve Ferrill, James Swistock, Advance Ross Corporation and Allen & Company Incorporated (Incorporated by reference from Exhibit 4.4 to the Current Report on Form 8-K filed March 13, 1992 (File No. 0-9278)).

4.8 Voting Agreement dated as of August 12, 1996, among John A. Paglia, Michael D. Paglia, Advance Ross Corporation, Allen & Company Incorporated, Allen Value Partners L.P. and Allen Value Limited Incorporated (Incorporated by reference from Exhibit 4.11 to the Current Report on Form 8-K filed August 27, 1996 (File No. 0-9278)).

10.1 Revolving Credit Agreement, dated as of October 9, 1997, by and among GeoWaste Incorporated and its subsidiaries listed therein and BankBoston, N.A.

10.2      1996 Stock Option Plan of the Company dated November 18, 1996.

10.3 Warrant Purchase Agreement by and between GeoWaste Incorporated and Allen & Company Incorporated (Incorporated by reference from Exhibit
          10.1 to the Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-9278)).

10.4 Amendment to Warrant Purchase Agreement, dated as of November 21, 1997, by and between Geowaste Incorporated and Allen & Company Incorporated.

10.5 Severance Agreement, dated as of December 21, 1995, by and between GeoWaste Incorporated and Raymond F. Chase (Incorporated by reference from Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-9278)).

10.6 Amendment to Warrant Purchase Agreement by and between GeoWaste Incorporated and Allen & Company Incorporated, dated November 21, 1997.

10.7 Letter Agreement, dated as of April 23, 1996, by and between GeoWaste Incorporated and Amy C. MacF. Burbott. (Incorporated by reference from
          Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-9278)).

10.8 Employment Agreement, dated as of August 12, 1996, by and between GeoWaste Incorporated and John A. Paglia. (Incorporated by reference from Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-9278)).

10.9 Employment Agreement, dated as of August 12, 1996, by and between GeoWaste Incorporated and Michael D. Paglia. (Incorporated by reference from Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-9278)).

21        Subsidiaries of the Registrant.

27.1      Financial Data Schedule for the year ended December 31, 1997.

27.2      Restated Financial Data Schedule for the year ended December 31, 1996.

27.3      Restated Financial Data Schedule for the year ended December 31, 1995.

27.4      Restated Financial Data Schedule for the three months ended March 30,
          1997.

27.5      Restated Financial Data Schedule for the six months ended June 30,
          1997.

27.6 Restated Financial Data Schedule for the nine months ended September 30, 1997.

27.7      Restated Financial Data Schedule for the three months ended March 30,
          1996.

27.8      Restated Financial Data Schedule for the six months ended June 30,
          1996.

27.9 Restated Financial Data Schedule for the nine months ended September 30, 1996.