Form 10-Q
period 1998-03-31
GEOWASTE INC
filed 1998-05-15
CIK 102499

=================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(MARK ONE)
   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

  | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


             FOR THE TRANSITION PERIOD ________________ TO _______________

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

     Common Stock, $0.10 Par Value, 21,286,549 shares outstanding as of May 8, 1998.

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

Notes to Consolidated Financial Statements..............................6-8


ITEM 2:     Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................9-11


                           PART II: OTHER INFORMATION

ITEM 1:     LEGAL PROCEEDINGS............................................12

ITEM 2:     CHANGES IN SECURITIES........................................12

ITEM 3:     DEFAULTS UPON SENIOR SECURITIES..............................12

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........12

ITEM 5:     OTHER INFORMATION............................................12

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K.............................12

Signatures...............................................................13

                     GEOWASTE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                               March 31, 1998        December 31, 1997
                        Assets                                 --------------        -----------------
                                                                (Unaudited)
   Current assets:
       Cash and cash equivalents                              $  1,010,576           $    738,790
       Accounts receivable, net of
         allowance of $348,000 in 1998 $269,000 in 1997          3,207,211              2,449,994
       Income tax receivable                                       321,295                416,196
       Prepaid expenses                                            523,472                376,154
       Deferred tax asset                                          140,000                140,000
                                                                 ---------              ---------
               Total current assets                              5,202,554              4,121,134
                                                                 ----------             ---------

   Property and equipment:
       Land, primarily disposal site                            15,189,096             13,125,733
       Building and improvements                                   616,211                605,441
       Vehicles and equipment                                   11,369,150             11,910,630
       Construction in progress                                    853,272              2,382,807
                                                                ----------              ---------
                                                                28,027,729             28,024,611
       Less:  accumulated depreciation                         (12,313,920)           (11,535,911)
                                                               ------------           ------------
       Net property and equipment                               15,713,809             16,488,700
                                                               ------------           -----------

   Other assets:
       Cost in excess of net assets of
         acquired businesses, net of
         amortization                                           11,103,525             11,195,943
       Funds held in escrow                                        236,328                236,328
       Other                                                        11,878                 66,794
                                                                ----------             ----------
       Total other assets                                       11,351,731             11,499,065
                                                                ----------             ----------
         Total assets                                          $32,268,094            $32,108,899
                                                                ===========            ===========


     The accompanying notes are an integral part of the consolidated financial statements.


                     GEOWASTE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   March 31, 1998          December 31, 1997
             Liabilities and Stockholders' Equity                  --------------          -----------------
                                                                    (Unaudited)
   Current liabilities:
      Current maturities of long-term debt                          $ 1,264,978            $  1,341,439
      Current portion of accrued royalties                              231,139                 231,139
      Accounts payable                                                1,347,334               1,029,944
      Accounts payable to related party                                    -                    306,037
      Accrued payroll                                                   190,731                 134,457
      Accrued fees                                                      195,109                 290,979
      Accrued other                                                     372,963                 246,249
      Deferred revenue                                                  705,181                 753,248
                                                                      ---------               ---------
                 Total current liabilities                            4,307,435               4,333,492
                                                                      ---------               ---------
   Long-term obligations, less current maturities                     8,291,155               8,531,395
      Accrued Royalties, less current portion                           434,410                 499,783
      Closure and post closure obligations                            2,134,705               2,047,815
      Deferred tax liability                                            895,000                 791,000
                                                                     ----------               ----------
          Total liabilities                                          16,062,705              16,203,485
                                                                     ----------              ----------

   Stockholders' equity:
      Preferred stock, authorized 5,000,000
        shares, $.01 par value; none issued or outstanding                -                      -
      Common stock, authorized 50,000,000  shares, $.10 par value;
        issued and  outstanding
                21,286,549 shares in 1998
                 and 21,286,549 shares in 1997                         2,128,655               2,128,655

            Additional paid-in capital                                13,231,202             13,231,202
            Retained earnings                                            845,532                545,557
                                                                      ----------            -----------
            Total stockholders' equity
                                                                      16,205,389             15,905,414
                                                                      ----------             ----------
            Total liabilities and                                   $ 32,268,094           $ 32,108,899
            stockholders' equity                                    ============           ============




 The accompanying notes are an integral part of the consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      Three Months Ended
                                                                         MARCH 31,
                                                                 1998                     1997
                                                                 -----                    ----

  Net revenues                                                 $ 6,120,711           $ 4,877,556

  Cost and expenses:
    Operating                                                    4,272,565             3,207,127
    Unusual charges                                                   -                1,083,000
    Strategic Review Costs                                          50,000                 -
    Selling, general and administrative                            978,987               892,165
    Amortization of intangibles                                     92,417                71,006
                                                                ----------            ----------


  Income (loss) from operations                                    726,742              (375,742)

  Other income (expense):
    Other income, primarily interest                                 4,554                18,576
    Interest expense                                              (198,321)             (137,351)
                                                               -----------           ------------

  Income (loss) before income taxes                                532,975              (494,517)

    Income tax provision                                           233,000                13,000
                                                               -----------            ----------

    Net income (loss)                                           $  299,975            $ (507,517)
                                                                ==========            ==========

    Basic earnings (losses) per common share                    $     0.01            $    (0.02)
                                                                ==========            ==========

    DILUTED EARNINGS (LOSSES) PER COMMON SHARE                  $     0.01            $    (0.02)
                                                                ==========            ==========



 The accompanying notes are an integral part of the consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                      MARCH 31,
                                                                            1998                     1997
                                                                            -----                    ----
     Cash flows from operating activities:
        Net income (loss)                                                $  299,975              $ (507,517)

        Adjustments to reconcile net
        income (loss) to net cash
        provided by (used in) operating
        activities:
        Depreciation and amortization                                     1,116,398                  855,700
        Provision for doubtful accounts                                      99,000                   33,000
        Goodwill writeoff                                                     -                      436,000
        Impairment of property                                                -                      201,000
        Non cash closure costs                                               86,890                   66,979
        Loss (gain) on sale of equipment                                      9,948                   (1,663)
        Deferred taxes                                                      104,000                   13,000
          Changes in assets and liabilities:
        Accounts receivable                                                (761,316)                (485,628)
        Prepaid expenses                                                   (147,318)                 (51,125)
        Accounts payable and accrued liabilities                             64,425               (1,128,219)
        Deferred revenue                                                    (48,067)                (223,652)
                                                                         -----------              -----------
          Net cash provided by (used in)
          operating activities                                              823,935                 (792,125)
                                                                         ----------               ----------

          Cash flows from investing activities:
        Additions to property and equipment                                (697,760)                (814,666)
        Proceeds from the sale of equipment                                 433,479                   16,300
        Acquisition of business, net of cash acquired                          -                    (296,171)
                                                                         -----------              -----------
          Net cash used in investing activities                            (264,281)              (1,094,537)
                                                                         -----------              -----------

          Cash flows from financing activities:
        Proceeds from exercise of stock options                                -                      23,558
        Proceeds from issuance of debt                                      100,000                     -
        Payment of debt and capital lease obligations                      (387,868)                (352,181)
                                                                         -----------              -----------
          Net cash used in financing activities                            (287,868)                (328,623)
                                                                         -----------              -----------

          Increase (decrease) in cash and
            cash equivalents                                                271,786               (2,215,285)
        Cash and cash equivalents, beginning of period                      738,790                3,058,067
                                                                       ------------             -------------
        Cash and cash equivalents, end of period                       $  1,010,576              $   842,782
                                                                       ============              ===========

----------------------------
Note: See Note 4 for supplemental cash flow information

 The accompanying notes are an integral part of the consolidated financial statements.

                     GEOWASTE INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1)       BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, including normally recurring accruals, necessary to present fairly the financial condition and results of operations of GeoWaste Incorporated (the "Company") for and as of the periods and dates indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules of the Securities and Exchange Commission. Operating reports for interim periods are not necessarily indicative of the results that can be expected for a full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2)       EARNINGS (LOSSES) PER SHARE

         The following is the reconciliation of the numerator and denominator of the basic and diluted earnings (losses) per share for the three months ended March 31, 1998 and 1997:

                                                                     Income               Shares           Per Share
          March 31, 1998                                           (Numerator)        (Denominator)          Amounts
         ----------------------------------------------------- ------------------- -------------------- ----------------
          Basic earnings per share
          Income available to common stockholders                   $299,975            21,286,549           $ 0.01

          Effect of dilutive securities
          Options and warrants                                         --               1,738,155
                                                               ------------------- -------------------- ----------------
          Dilutive earnings per share
          Income available to common stockholders
          and assumed conversions                                   $299,975            23,024,704           $ 0.01
                                                               =================== ==================== ================

         Options and warrants to purchase 587,254 shares of common stock at prices ranging from $1.75 to $2.75 were outstanding during the first quarter of 1998 but were not included in the computation of diluted earnings per share since the exercise price was greater than the average stock price during the first quarter of 1998.


                                                                     Income               Shares           Per Share
          March 31, 1997                                           (Numerator)        (Denominator)          Amounts
         ----------------------------------------------------- ------------------- -------------------- ----------------

          Basic losses per share
          Losses available to common stockholders                $  (507,517)           21,141,262            $ (0.02)
          Effect of dilutive securities                                --                   --
                                                               ------------------- -------------------- ----------------

          Dilutive losses per share
          Losses available to common
          stockholders and assumed conversions                   $  (507,517)            21,141,262          $  (0.02)
                                                               =================== ==================== ================

     Options and warrants to purchase 3,198,754 shares of common stock at prices ranging from $0.50 to $2.75 were outstanding during the first quarter of 1997 but were not included in the computation of diluted losses per share. The Company also had convertible subordinated debentures outstanding of $3,604,265 for the first quarter of 1997 which were convertible into shares of common stock at $1.40 per share. None of the above securities were included in diluted losses per share due to losses by the Company in the first quarter of 1997.

3)       CREDIT FACILITY

     The Company currently has a $5 million revolving credit facility (the "Credit Facility") with BankBoston, N.A. (the "Bank"). Borrowings under the Credit Facility may be used for working capital, refinancing of outstanding debt, capital expenditures and other general corporate purposes. Interest on borrowings under the Credit Facility is payable at a rate of one-quarter of one percent plus the higher of (i) the Bank's base rate or (ii) one percent above the overnight federal funds effective rate, as published by the Board of Governors of the Federal Reserve System, as in effect from time to time. At March 31, 1998, approximately $4.9 million was outstanding under the Credit Facility bearing interest at a rate of 8.75% per annum. Borrowings under the Credit Facility mature on October 9, 2000 and are collateralized by the stock of the Company's subsidiaries. Under the terms of the Credit Facility, the Company must maintain certain financial covenants on a quarterly basis of which the most significant is the interest coverage ratio. The financial covenant relating to the interest coverage ratio with which the Company must comply requires the Company not to allow its interest coverage ratio to be less than 2.25 to 1 through September 30, 1998 or less than 2.50 to 1 thereafter. At March 31, 1998, the Company was in compliance with such financial covenants.

4)       CONSOLIDATED STATEMENTS OF CASH FLOWS

     For purposes of reporting cash flows, the Company considers all certificates of deposit and time deposits with original maturities of three months or less to be cash equivalents.

     The Company paid approximately $30,000 and $695,000 for income taxes and $198,000 and $137,000 for interest during the three months ended March 31, 1998 and March 31, 1997, respectively.

                                                                                       Three Months Ended March 31,
            Significant non-cash transactions                                      1998                     1997
                                                                                  -----                     ----
            Purchase of equipment and vehicles
            financed by  notes payable                                            $ -                     $ 99,004

            Assumption of debt associated with
            purchase of business                                                   -                       807,751

            Capital expenditures included in
            quarter end accounts payable but not yet paid                         88,962                        -


            Debt assumed by purchaser for sale of assets                          94,206                        -


5)       RELATED PARTY TRANSACTION

     During the first quarter of 1998, the Company paid to Stephen F. Mitchell, an employee of the Company and a former shareholder of T.F. Mitchell & Sons, Inc. (d/b/a/ Mitchell Refuse) ("Mitchell"), $306,037 as part of the purchase price paid by the Company for its purchase of Mitchell in November 1997.

6)       SALE OF ASSETS

     The Company sold the remainder of its street sweeping assets during the first quarter of 1998. It also completed the sale of certain of its rolloff collection assets in the quarter. The losses resulting from these sales had been accrued at December 31, 1997 in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

7)       NEW PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for fiscal years beginning after December 15, 1997 and is not required to be applied to interim periods in the initial year of application. The Company has not yet determined the effect, if any, of this statement on its financial statements.

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The adoption of SFAS No. 130 has no material impact on the Company's consolidated results of operations, financial position or cash flows. Comprehensive income equals net income plus other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses which are reflected in stockholders' equity but excluded for net income. At March 31, 1998 and December 31, 1997 and for the three months ended March 31, 1998 and 1997, the Company had no other comprehensive income.

 ITEM 2              GEOWASTE INCORPORATED AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     Net revenues for the quarter ended March 31, 1998 consisted of collection revenues of $3,549,000, disposal revenues of $1,425,000, transfer revenues of $641,000, sweeping revenues of $119,000 and recycling revenues of $387,000, compared to collection revenues of $2,797,000, disposal revenues of $848,000, transfer revenues of $380,000, sweeping revenues of $465,000 and recycling revenues of $387,000 for the quarter ended March 31, 1997. Collection revenues increased 27%, disposal revenues increased 68%, transfer revenues increased 69% and sweeping revenues decreased 74%, as compared to the first quarter of 1997. Of the 27% increase in collection revenues, 11% is attributable to the operations of Mitchell, which was acquired in the fourth quarter of 1997, with the remainder primarily from new collection contracts entered into during 1997. The increase in disposal revenues is due principally to a non recurring special waste contract (the "Special Waste Contract") under which approximately 27,700 tons of waste was disposed of during the quarter. The tonnage at the Company's Pecan Row Landfill increased to 1100 tons per day ("TPD"), compared to 860 TPD during the first quarter of 1997. The increase in transfer revenues is due to a new contract with USA Waste which commenced February 1998 (the "USA Waste Contract"). The decrease in sweeping revenues is due to the sale of a portion of the sweeping accounts during the year ended December 31, 1997 combined with the loss of certain sweeping contracts during a re-bid where the Company was not the lowest bidder. The Company has sold its remaining sweeping accounts effective March 31, 1998.

     Operating expenses for the quarter ended March 31, 1998 consisted of collection expenses of $2,107,000, disposal expenses of $1,044,000, transfer expenses of $573,000, sweeping expenses of $209,000 and recycling expenses of $339,000, as compared to collection expenses of $1,511,000, disposal expenses of $770,000, transfer expenses of $180,000, sweeping expenses of $458,000 and recycling expenses of $288,000 for the quarter ended March 31, 1997. Collection expenses increased 39%, disposal expenses increased 36%, transfer expenses increased 218%, sweeping expenses decreased 54% and recycling expenses increased 18% as compared to the first quarter of 1997. Of the 39% increase in collection expenses, 17% was attributable to the operations of Mitchell. The increase in disposal expenses resulted primarily from an increase in waste volumes received in the first quarter as a result of the Special Waste Contract. The increase in transfer expenses is a result of the USA Waste Contract. The decrease in sweeping expenses is due to the sale of selected accounts and the increase in recycling expenses is due mainly to increased material purchases.

     The Company incurred an additional $50,000 in expenses in the first quarter of 1998 which were associated with the Company's review of its strategic alternatives as described under "-Liquidity and Capital Resources."

     For a discussion of the unusual charge of $1,083,000 incurred in the first quarter of 1997, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Selling, general and administrative expenses for collection, disposal, transfer, sweeping and recycling activities in the quarter ended March 31, 1998 were $503,000, $86,000, $39,000, $53,000 and $38,000, respectively, compared to
$344,000, $72,000, $12,000, $104,000 and $41,000 for the quarter ended March 31,
1997. Corporate overhead for the first quarter of 1998 was $260,000, compared with corporate overhead of $319,000 for the first quarter of 1997.

     Net income for the quarter ended March 31, 1998 was $300,000, compared with a net loss of $508,000 in the first quarter of 1997. The increase was principally due to the Special Waste Contract received at the Company's Pecan Row Landfill during the first quarter of 1998 and the absence of the unusual charges that occurred in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is in a service industry and has neither significant inventory nor seasonal variations in receivables. At March 31, 1998, the Company had working capital of $895,119, compared with a negative working capital of $212,358 at December 31, 1997. The increase in working capital was due to the Company's improved financial performance during the quarter, particularly as a result of the Special Waste Contract received at the Company's Pecan Row Landfill. This contract increased accounts receivable by approximately $775,000.

     Historically, the Company has relied primarily on the private placement of debt and equity securities, bank borrowings and cash generated from operating activities in order to provide it with the cash required for capital expenditures, acquisitions and operating activities.

     The Company's operating performance was sufficient to support corporate overhead and other expenses during the first quarter of 1998. Management believes that current working capital and internally generated funds will be sufficient to meet the Company's working capital requirements for the next twelve months.

     The Company expects to make capital expenditures on an ongoing basis for improvements to, and expansion of, its landfill and for equipment purchases. The Company estimates that the capital expenditures required for its existing operations will amount to approximately $3,200,000, of which approximately $1,700,000 will be used to construct a new four-acre disposal cell at the Company's Pecan Row Landfill. The Company expects that it will fund such estimated capital expenditures from existing cash, cash generated from operations, equipment lease financing and other financing.

     The development and permitting of new disposal facilities requires significant capital expenditures over an extended period. Any growth of the Company through the permitting of new disposal facilities or the lateral expansion of its existing disposal facility would require substantial capital expenditures. The Company intends to pursue further expansion of the Pecan Row Landfill.

     The Company currently has a $5 million revolving credit facility (the "Credit Facility") with BankBoston, N.A. (the "Bank"). Borrowings under the Credit Facility may be used for working capital, refinancing of outstanding debt, capital expenditures and other general corporate purposes. Interest on borrowings under the Credit Facility is payable at a rate of one-quarter of one percent plus the higher of (i) the Bank's base rate or (ii) one percent above the overnight federal funds effective rate, as published by the Board of Governors of the Federal Reserve System, as in effect from time to time. At March 31, 1998, approximately $4.9 million was outstanding under the Credit Facility bearing interest at a rate of 8.75% per annum. Borrowings under the Credit Facility mature on October 9, 2000 and are collateralized by the stock of the Company's subsidiaries. Under the terms of the Credit Facility, the Company must maintain certain financial covenants on a quarterly basis of which the most significant is the interest coverage ratio. The financial covenant relating to the interest coverage ratio with which the Company must comply requires the Company not to allow its interest coverage ratio to be less than 2.25 to 1 through September 30, 1998 or less than 2.50 to 1 thereafter. At March 31, 1998, the Company was in compliance with such financial covenants.

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

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company's Year 2000 issues relate not only to its own systems, but also to those of its customers and suppliers. The Company does not currently have any information concerning Year 2000 compliance status of its customers and suppliers. In the event that any of the Company's significant customers or suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

NEW PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for fiscal years beginning after December 15, 1997 and is not required to be applied to interim periods in the initial year of application. The Company has not yet determined the effect, if any, of this statement on its financial statements.

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

                      Financial Data Schedule  Exhibit 27


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

                             GEOWASTE INCORPORATED
                             (Registrant)


                              By: /S/ RAYMOND F. CHASE
                                  Raymond F. Chase
                                  Vice President and Chief Financial Officer


Dated: May 15, 1998

                                  EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION

    27    Financial Data Schedule for the three months ended March 31, 1998