Form 10-Q
period 1998-06-30
GEOWASTE INC
filed 1998-08-14
CIK 102499

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                    FORM 10-Q
(MARK ONE)
   |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

  |  |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD __________ TO __________

                          COMMISSION FILE NUMBER 0-9278

                                 ---------------

                              GEOWASTE INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 ---------------

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

          Common Stock, $0.10 Par Value, 21,291,549 shares outstanding as of August 6, 1998.

===============================================================================

                                TABLE OF CONTENTS

                                                                       PAGE
                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS (Unaudited)

Consolidated Balance Sheets............................................2-3
Consolidated Statements of Operations....................................4
Consolidated Statements of Cash Flows....................................5
Notes to Consolidated Financial Statements.............................6-9

ITEM 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................10-12


                           PART II: OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS............................................12
ITEM 2:    CHANGES IN SECURITIES........................................13
ITEM 3:    DEFAULTS UPON SENIOR SECURITIES..............................13
ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........13
ITEM 5:    OTHER INFORMATION............................................13
ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K.............................13
Signatures..............................................................14


                     GEOWASTE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

      ASSETS                         JUNE 30, 1998      DECEMBER 31, 1997
                                     -------------      -----------------
                                     (UNAUDITED)
Current assets:
  Cash and cash equivalents           $ 1,283,711        $     738,790
  Accounts receivable, net of           2,832,526            2,449,994
    allowance of $390,000 in
   1998 and $269,000 in 1997
  Prepaid expenses                        465,916              376,154
  Prepaid income taxes                    231,055              416,196
  Deferred tax asset                      259,000              140,000
                                        ---------            ---------
  Total current assets                  5,072,208            4,121,134
                                        ---------            ---------

Property and equipment:
  Land, primarily disposal site        14,005,954           13,125,733
  Buildings and improvements              494,957              605,441
   Vehicles and equipment              12,664,758           11,910,630
  Construction in progress              1,080,350            2,382,807
                                      -----------          -----------
                                       28,246,019           28,024,611
  Less: accumulated depreciation      (13,068,655)         (11,535,911)
                                      -----------          -----------

  Net property and equipment           15,177,364           16,488,700
                                       ----------           ----------
Other Assets:
  Cost in excess of net assets of
  acquired businesses, net of
  amortization                        11,010,845            11,195,943
  Funds held in escrow                   236,328               236,328
  Other                                    7,200                66,794
                                      ----------            ----------
  Total other assets                  11,254,373            11,499,065
                                      ----------            ----------
  Total assets                       $31,503,945           $32,108,899
                                     ===========           ============

The accompanying notes are an integral part of the consolidated financial statements.


                     GEOWASTE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   JUNE 30, 1998   DECEMBER 31, 1997
   LIABILITIES AND STOCKHOLDERS' EQUITY            -------------   -----------------
                                                     (UNAUDITED)
Current liabilities:
  Current maturities of long-term obligations      $ 1,151,761     $1,341,439
  Current maturities of accrued royalties              231,139        231,139
  Accounts payable                                   1,189,646      1,029,944
  Accounts payable to related party                      -            306,037
  Accrued payroll                                      163,744        134,457
  Accrued fees                                         115,224        290,979
  Accrued other                                        435,077        246,249
  Deferred revenue                                     724,909        753,248
                                                    ----------      ---------
     Total current liabilities                       4,011,500      4,333,492
                                                    ----------      ---------
Long-term obligations, less current maturities       7,860,036      8,531,395
  Accrued Royalties                                    382,957        499,783
  Closure and post closure obligations               2,197,692      2,047,815
  Deferred tax liability                               895,000        791,000
                                                    ----------     ----------
     Total liabilities                              15,347,185     16,203,485
                                                    ----------     ----------

Stockholders' equity:
  Preferred stock, authorized
     5,000,000 shares, $.01 par
     value; none issued or outstanding                 -                 -
  Common stock, authorized
     50,000,000 shares, $.10 par
     value; issued and outstanding
     21,291,549  shares in 1998 and
     21,286,549 shares in 1997                       2,129,155    2,128,655
  Additional paid-in capital                        13,233,203   13,231,202
  Retained earnings                                    794,402      545,557
                                                    ----------   ----------
  Total stockholders' equity                        16,156,760   15,905,414
                                                    ----------   ----------
Total liabilities and stockholders' equity         $31,503,945  $32,108,899
                                                   ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements.


                                      GEOWASTE INCORPORATED AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                           THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                JUNE 30,                             JUNE 30,
                                           1998           1997               1998                1997
                                        ----------     ----------         ----------           ----------
Net revenues                            $5,768,526      $4,844,636        $11,889,237          $9,722,192
Cost and expenses:
 Operating                               4,151,180       3,517,325          8,423,745           6,724,452
 Unusual charges                             -              -                  -                1,083,000
 Strategic Review Costs                    315,133          -                 365,133                -
 Selling, general and administrative     1,050,943       1,071,588          2,029,930           1,963,753
 Amortization of intangibles                92,681          91,708            185,098             162,714
                                            ------          ------            -------             -------
Income (loss) from operations              158,589         164,015            885,331            (211,727)

Other income (expense):
 Other income                               11,555         134,806             16,109             153,382
 Interest expense                         (203,272)       (193,184)          (401,593)           (330,535)
                                          --------        --------           --------            --------
Income (loss) from operations
  before income taxes                      (33,128)        105,637            499,847            (388,880)
Income tax provision                        18,000          60,291            251,000              73,291
                                       -----------      ----------        -----------         -----------
Net income (loss)                      $   (51,128)     $   45,346        $   248,847         $  (462,171)
                                        ===========      ==========        ===========         ===========
Basic earnings (losses)
  per common share                     $      0.00      $     0.00        $      0.01          $    (0.02)
                                        ===========      ==========        ===========          ==========
Diluted earnings
  (losses) per common share            $      0.00      $     0.00        $      0.01          $    (0.02)
                                        ===========      ==========        ===========          ==========


The accompanying notes are an integral part of the consolidated financial statements.


                     GEOWASTE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                      -------------------------
                                                         1998        1997
                                                      ----------    -----------
Cash Flows from operating activities:
   Net income (loss)                                 $   248,847    $  (462,171)
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                     2,022,977      1,760,559
     Goodwill writeoff                                      --          436,000
     Impairment of property                                 --          201,000
     Non cash closure costs                              149,877        135,429
     Loss (gain) on sale of equipment                      3,900         (1,663)
     Gain on sale of business                               --         (124,639)
     Deferred taxes                                      (15,000)       139,936
Changes in assets and liabilities:
     Accounts receivable                                (197,391)      (229,945)
     Prepaid expenses                                    (89,762)      (483,469)
     Accounts payable and accrued liabilities            (56,141)    (1,132,639)
     Deferred revenue                                    (28,339)      (292,219)
                                                       ---------      ----------
Net cash provided by (used in) operating activities    2,038,968        (53,821)
                                                       ---------      ----------
Cash flows from investing activities:
     Additions to property and equipment              (1,300,660)    (1,749,804)
     Proceeds from the sale of equipment                 781,976         16,300
     Purchase of business                                   --         (271,921)
     Proceeds from the sale of business                     --          204,761
                                                      -----------    -----------
     Net cash used in investing activities              (518,684)    (1,800,664)
                                                      -----------    -----------
Cash flows from financing activities:
     Proceeds from exercise of stock options               2,500         33,558
     Proceeds from issuance of debt                      100,000           --
     Payment of debt and capital lease obligations    (1,077,863)      (719,023)
                                                      ----------       ---------
Net cash used in financing activities                   (975,363)      (685,465)
                                                      ----------       ---------
Increase (decrease) in cash and cash equivalents         544,921     (2,539,950)
    Cash and cash equivalents, beginning of period       738,790      3,058,067
                                                     -----------    ------------
    Cash and cash equivalents, end of period         $ 1,283,711    $   518,117
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

2)   EARNINGS (LOSSES) PER SHARE

          The following is the reconciliation of the numerator and denominator of the basic and diluted earnings (losses) per share for the three and six months ended June 30, 1998 and 1997:


                                                            THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                 JUNE 30,                                   JUNE 30,
                                                       -------------------------------           --------------------------
                                                            1998                1997              1998                1997
                                                        -----------         ------------      ------------       ------------
Basic earnings (losses) per common share computation:
   Income (loss) available to common shareholders      $    (51,128)       $     45,346       $    248,847       $   (462,171)
                                                       ------------        ------------       ------------       ------------
   Average common shares outstanding                     21,288,857          21,270,725         21,287,709         21,206,351
                                                         ==========          ==========         ==========         ==========
      Basic earnings (losses) per common share         $       0.00        $       0.00       $       0.01       $      (0.02)
                                                        ------------        ------------       ------------       ------------

Dilutive earnings (losses) per common share computation:
   Income (loss) available to common shareholders      $    (51,128)       $     45,346       $    248,847       $   (462,171)
                                                       ------------        ------------       ------------       ------------

   Average common shares outstanding                     21,288,857          21,270,725         21,287,709         21,206,351
   Effect of dilutive securities                               --             2,141,036          1,899,070               --
                                                        ------------        -----------          ---------        -----------
   Diluted average common shares outstanding             21,288,857          23,411,761         23,186,779         21,206,351
                                                        ============         ==========         ==========         ==========
      Diluted earnings (losses) per common share       $       0.00        $       0.00       $       0.01       $      (0.02)
                                                       ============        ============       ============       ============


          Options and warrants to purchase 3,213,054 shares of common stock at prices ranging from $0.50 to $2.75 were outstanding during the second quarter of 1998, but were not included in the computation of diluted earnings per share since the Company incurred a net loss for the second quarter of 1998 and the options and warrants were considered antidilutive. Options to purchase 200,000 shares of common stock at $2.75 per share were outstanding during the six months ended June 30, 1998 but were not included in the computation of diluted earnings per share since the exercise price was greater than the average stock price during the six months ended June 30, 1998.

          Options to purchase 200,000 shares of common stock at prices ranging from $2.75 to $3.50 per share were outstanding during the second quarter of 1997 but were not included in the computation of diluted earnings per share since the exercise price was greater than the average stock price during the second quarter of 1997. Options and warrants to purchase 3,178,754 shares of common stock at prices ranging from $0.50 to $3.50 were outstanding during the six months ended June 30, 1997, but were not included in the computation of the diluted earnings per share since the Company incurred a net loss for the six months ended June 30, 1997 and the options and warrants were considered antidilutive. The Company also had convertible subordinated debentures of $3,604,265 convertible into common stock at $1.40 per share outstanding during second quarter of 1997 and for the six months ended June 30, 1997. The convertible debentures were not included in the computation of diluted earnings per share for the second quarter of 1997 because they were considered antidulitive. The convertible debentures were not included in the computation of diluted earnings per share for the six months ended June 30, 1997 since the Company incurred a net loss for the six months ended June 30, 1997 and the convertible debentures were considered antidilutive.

3)   CREDIT FACILITY

          On June 1, 1998, the Company increased the amount available for borrowing under its revolving credit facility (the "Credit Facility") with BankBoston, N.A. (the "Bank") by $1 million, raising the Bank's total commitment to $6 million. Borrowings under the Credit Facility may be used for working capital, refinancing of outstanding debt, capital expenditures and other general corporate purposes. Interest on borrowings under the Credit Facility is payable at a rate of one-quarter of one percent plus the higher of (i) the Bank's base rate or (ii) one percent above the overnight federal funds effective rate, as published by the Board of Governors of the Federal Reserve System, as in effect from time to time. At June 30, 1998, approximately $4.9 million was outstanding under the Credit Facility bearing interest at a rate of 8.75% per annum. Borrowings under the Credit Facility mature on October 9, 2000 and are collateralized by the stock of the Company's subsidiaries. Under the terms of the Credit Facility, the Company must maintain certain financial covenants on a quarterly basis, including, but not limited to, the interest coverage ratio. Such covenant requires the Company to maintain an interest coverage ratio of not less than 2.25 to 1 through September 30, 1998 or less than 2.50 to 1 thereafter. At June 30, 1998, the Company was not in compliance with such interest coverage ratio covenant or the covenant relating to the minimum earnings test, which covenant requires net income to be not less than zero for any quarter. Appropriate waivers for non-compliance with these two covenants have been obtained from the Bank.

4)   CONSOLIDATED STATEMENTS OF CASH FLOWS

          For purposes of reporting cash flows, the Company considers all certificates of deposit and time deposits with original maturities of three months or less to be cash equivalents.

          The Company paid approximately $293,000 and $729,000 for income taxes and $398,000 and $330,000 for interest during the six months ended June 30, 1998 and June 30, 1997, respectively.

                                                       SIX MONTHS ENDED JUNE 30,
  SIGNIFICANT NON-CASH TRANSACTIONS                    1998               1997
                                                       -----              ----
  Purchase of equipment and vehicles
  financed by notes payable                           $   -          $1,233,408

  Assumption of debt associated with
  purchase of business                                   -              807,751

  Capital expenditures included in
  quarter end accounts payable but not yet paid        11,760           249,058

  Conversion of debentures to stock                      -              280,000

  Expenditures related to purchase
  of business included in accounts payable but
  not yet paid                                           -               76,982

5)   RELATED PARTY TRANSACTION

          During the first quarter of 1998, the Company paid to Stephen F. Mitchell, an employee of the Company and a former shareholder of T.F. Mitchell & Sons, Inc. (d/b/a/ Mitchell Refuse) ("Mitchell"), $306,037, as part of the purchase price paid by the Company in its purchase of Mitchell in November 1997.

6)   SALE OF ASSETS

          The Company sold the remainder of its street sweeping assets during the first quarter of 1998. It also completed the sale of certain of its rolloff collection assets in the first quarter. The losses resulting from these sales had been accrued at December 31, 1997 in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

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

          Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The adoption of SFAS No. 130 has no material impact on the Company's consolidated results of operations, financial position or cash flows. Comprehensive income equals net income plus other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses which are reflected in stockholders' equity but excluded from net income. At June 30, 1998 and December 31, 1997 and for the three months ended June 30, 1998 and 1997, the Company had no other comprehensive income.

8)   SUBSEQUENT EVENT

     PENDING MERGER WITH SUPERIOR SERVICES, INC.

          On July 2, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Superior Services, Inc., a Wisconsin corporation ("Superior"), providing for, among other things, the merger (the "Merger") of a wholly owned subsidiary of Superior, which has been organized under the laws of the State of Delaware, with and into the Company. Pursuant to the Merger Agreement, each share of the Company's common stock, par value $.10 per share ("Company Common Stock"), which is issued and outstanding immediately prior to the Merger (other than shares of the Company Common Stock held as treasury shares or owned by Superior or its subsidiaries) will be converted into and represent the right to receive a number of validly issued, fully paid, nonassessable (except as provided in Section 180.0622(2)(b) of the Wisconsin Statutes) shares of Superior's common stock, par value $.01 per share, including the common stock purchase rights associated therewith under the Rights Agreement dated February 21, 1997, between Superior and LaSalle National Bank, as rights agent ("Superior Common Stock"), equal to the Exchange Ratio. The "Exchange Ratio" is the quotient obtained by dividing $2.65 by the average per share closing price of Superior Common Stock quoted on the Nasdaq National Market, as reported by Bloomberg L.P., for the ten consecutive trading days (on which shares of Superior Common Stock are actually traded) immediately preceding the fifth business day prior to the initially scheduled date of the meeting of the stockholders of the Company, at which the approval of the Merger by the Company's stockholders is sought (such average per share closing price is hereinafter referred to as the "Final Superior Stock Price"); PROVIDED, HOWEVER, that if the Final Superior Stock Price is (i) equal to or less than $27.50, then the Exchange Ratio will be 0.0964 or (ii) equal to or greater than $32.50, then the Exchange Ratio will be 0.0815. The Merger Agreement may be terminated by the Company if the Final Superior Stock Price is less than $25.00.

          The Merger will be accounted for as a pooling of interests and is intended to qualify as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. Consummation of the Merger is subject to various conditions, including: (i) approval of the Merger and the Merger Agreement by the requisite vote of the Company's stockholders; (ii) receipt of requisite regulatory approvals and third party consents; (iii) receipt of legal opinions as to the tax-free nature of the Merger; (iv) listing on the Nasdaq National Market of the shares of Superior Common Stock to be issued in the Merger; and (iv) satisfaction of certain other customary closing conditions. The Board of Directors of the Company will call a meeting of the stockholders of the Company, expected to be held in September 1998, for the purpose of obtaining the stockholders' approval of the Merger and the Merger Agreement. The Merger is expected to be consummated late in the third fiscal quarter or early in the fourth fiscal quarter of 1998.

ITEM 2             GEOWASTE INCORPORATED AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1997

          Net revenues for the quarter ended June 30, 1998 consisted of collection revenues of $3,467,000, disposal revenues of $821,000, transfer revenues of $1,190,000, and recycling revenues of $291,000, compared to collection revenues of $2,914,000, disposal revenues of $834,000, transfer revenues of $367,000, sweeping revenues of $397,000 and recycling revenues of $332,000 for the quarter ended June 30, 1997. Collection revenues increased 19%, disposal revenues decreased 2%, transfer revenues increased 224% and recycling revenues decreased 12% as compared to second quarter 1997 results. There were no sweeping revenues for the second quarter of 1998. The remaining sweeping accounts were sold in the first quarter of 1998. Of the 19% increase in collection revenues, 14% is attributable to the operations of Mitchell Refuse, a division of GeoWaste of GA, ("Mitchell"), which was acquired in the fourth quarter of 1997, with the remainder primarily from new collection contracts entered into during 1997. The increase in transfer revenues is attributable to a new contract with USA Waste Services, Inc. which commenced February 1998 (the "USA Waste Contract"). There was a decrease in tonnage at the Pecan Row Landfill during the current quarter compared to the second quarter of 1997. Tons per day ("TPD") decreased to 765 TPD compared to 843 TPD in the second quarter of 1997. Net sales for the six months ended June 30, 1998 consisted of collection revenues of $7,015,000, disposal revenues of $2,247,000, transfer revenues of $1,830,000, sweeping revenues of $119,000 and recycling revenues of $678,000. This compares with net revenues for the six months ended June 30, 1997 of $5,711,000, $1,682,000, $747,000, $862,000 and $720,000 for collection, disposal, transfer, sweeping and recycling revenues, respectively. All intercompany activity has been eliminated.

          Operating expenses related to the collection, disposal, transfer, sweeping and recycling activities for the quarter ended June 30, 1998 consisted of collection expenses of $2,088,000, disposal expenses of $713,000, transfer expenses of $1,049,000, sweeping expenses of $(8,000) and recycling expenses of $309,000, as compared to collection expenses of $1,836,000, disposal expenses of $720,000, transfer expenses of $199,000, sweeping expenses of $465,000 and recycling expenses of $297,000 for the quarter ended June 30, 1997. Collection expenses increased 14%, disposal expenses decreased 1%, transfer expenses increased 427% and recycling expenses increased 4% as compared to the second quarter of 1997. Negative sweeping expenses for the quarter reflect accrual adjustments. The increase in collection expenses is attributable to the operations of Mitchell purchased in November 1997. Disposal expenses decreased, compared to the second quarter of 1997, due to reduced volumes entering the landfill. The increase in transfer expenses was attributable to the USA Waste Contract which commenced in the first quarter of 1998. Operating expenses for the six months ended June 30, 1998 consisted of collection expenses of $4,196,000, disposal expenses of $1,757,000, transfer expenses of $1,622,000, sweeping expenses of $201,000 and recycling expenses of $648,000. This compares with operating expenses for the six months ended June 30, 1997 that consisted of $3,347,000, $1,491,000, $378,000, $923,000 and $585,000 for collection, disposal, transfer, sweeping and recycling expenses, respectively.

          The Company incurred an additional $315,000 in expenses in the second quarter of 1998 which were associated with the Company's review of its strategic alternatives as described under "--Liquidity and Capital Resources." Total year to date (through June 30, 1998) strategic review costs amount to $365,000.

          For a discussion of the unusual charge of $1,083,000 incurred in the first quarter of 1997, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

          Selling, general and administrative expenses for collection, disposal, transfer and recycling activities in the second quarter ended June 30, 1998, were $457,000, $81,000, $84,000, and $42,000, respectively, as compared to
$510,000, $75,000, $13,000 and $36,000, respectively, for the second quarter of 1997. There were no selling, general and administrative expenses for sweeping activities during the second quarter of 1998; however, these expenses were $93,000 during the second quarter of 1997. Corporate overhead for the second quarter of 1998 was $387,000, as compared to $345,000 in the second quarter of 1997. Selling, general and administrative expenses for collection, disposal, transfer, sweeping and recycling activities for the six months ended June 30, 1998 were $960,000, $167,000, $123,000, $53,000 and $80,000, respectively, as compared to $918,000, $147,000, $27,000, $196,000 and $83,000 for the six months ended June 30, 1997. Corporate overhead for the six months ended June 30, 1998 and June 30, 1997 were $647,000 and $593,000, respectively.

          The Company incurred a net loss for the quarter ended June 30, 1998 of $51,000, as compared to net income of $45,000 in the second quarter of 1997. The decrease was due primarily to expenses related to the strategic review process discussed under "--Liquidity and Capital Resources." There was net income for the six months ended June 30, 1998 of $249,000, as compared with a net loss of $462,000 for the same period in 1997. The increase was principally due to the absence of the unusual charges that occurred in the first quarter of 1997, offset by the strategic review costs occurring in 1998.

LIQUIDITY AND CAPITAL RESOURCES

          The Company is in a service industry and has neither significant inventory nor seasonal variations in receivables. At June 30, 1998, the Company had working capital of $1,060,708, compared with a negative working capital of $212,358 at December 31, 1997. The increase in working capital was due to the Company's improved financial performance during the quarter.

          Historically, the Company has relied primarily on the private placement of debt and equity securities, bank borrowings and cash generated from operating activities in order to provide it with the cash required for capital expenditures, acquisitions and operating activities.

          The Company's operating performance was sufficient to support corporate overhead and other expenses during the second quarter of 1998. Management believes that current working capital and internally generated funds will be sufficient to meet the Company's working capital requirements for the next twelve months.

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

          On June 1, 1998, the Company increased the amount available for borrowing under its revolving credit facility (the "Credit Facility") with BankBoston, N.A. (the "Bank") by $1 million, raising the Bank's total commitment to $6 million. Borrowings under the Credit Facility may be used for working capital, refinancing of outstanding debt, capital expenditures and other general corporate purposes. Interest on borrowings under the Credit Facility is payable at a rate of one-quarter of one percent plus the higher of (i) the Bank's base rate or (ii) one percent above the overnight federal funds effective rate, as published by the Board of Governors of the Federal Reserve System, as in effect from time to time. At June 30, 1998, approximately $4.9 million was outstanding under the Credit Facility bearing interest at a rate of 8.75% per annum. Borrowings under the Credit Facility mature on October 9, 2000 and are collateralized by the stock of the Company's subsidiaries. Under the terms of the Credit Facility, the Company must maintain certain financial covenants on a quarterly basis, including, but not limited to, the interest coverage ratio. Such covenant requires the Company to maintain an interest coverage ratio of not less than 2.25 to 1 through September 30, 1998 or less than 2.50 to 1 thereafter. At June 30, 1998, the Company was not in compliance with such interest coverage ratio covenant or the covenant relating to the minimum earnings test, which covenant requires net income to be not less than zero for any quarter. Appropriate waivers for non-compliance with these two covenants have been obtained from the Bank.

          In March 1998, the Company retained an investment banking firm to assist in evaluating a broad range of strategic alternatives available to the Company in order to maximize shareholder value. On July 2, 1998, the Company signed a definitive merger agreement with Superior Services, Inc. ("Superior"). In connection with this transaction, Superior will acquire all of the outstanding stock of the Company. It is expected that the transaction will be consummated late in the third fiscal quarter or early in the fourth fiscal quarter of 1998. See Note 8 - Subsequent Event - PENDING MERGER WITH SUPERIOR SERVICES, INC.

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

ITEM 3.    Defaults upon Senior Securities:
               Not applicable.

ITEM 4.    Submission of matters to a Vote of Security Holders:
               Not applicable.

ITEM 5.    Other Information:
               Not applicable

ITEM 6.    Exhibits and Reports on Form 8-K:

               (a)  Exhibits:

                      Amendment Agreement dated as of
                      March 31, 1998, by and among GeoWaste
                      Incorporated, its subsidiaries
                      listed on Schedule 1 thereto and
                      BankBoston, N.A.                          Exhibit 10.1

                      Financial Data Schedule                   Exhibit 27.1

               (b)    Reports on Form 8-K:

                      None during the quarter
                      ended June 30, 1998. The
                      Company filed a Form 8-K
                      with the Commission on each
                      of July 7, 1998 and July 9,
                      1998 relating to its pending
                      merger with Superior. See
                      Note 8 - Subsequent Event -
                      Merger with Superior Services, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             GEOWASTE INCORPORATED
                             ----------------------
                             (Registrant)


                             By: /S/ RAYMOND F. CHASE
                                 -----------------------------------------
                                 Raymond F. Chase
                                 Vice President and Chief Financial Officer

Dated:        August 14, 1998

                                  EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
--------      -----------

 10.1 Amendment Agreement dated as of March 31, 1998, by and among GeoWaste Incorporated, its subsidiaries listed on Schedule 1 thereto and BankBoston, N.A.

 27.1         Financial Data Schedule for the six months ended June 30, 1998